Form 10-Q
period 1996-03-31
SUMMIT INSURED EQUITY L P II
filed 1996-05-15
CIK 820590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-16873


                          SUMMIT INSURED EQUITY L.P. II
            (Exact name of registrant as specified in its charter)


                  Delaware                               13-3464704
    ---------------------------------       ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 625 Madison Avenue, New York, New York                    10022
- ----------------------------------------              ---------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                                     PART I

Item 1.  Financial Statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS

                                                       March 31,  December 31,
                                                         1996         1995
                                                     -----------  -----------
Property and equipment, net of accumulated
   depreciation of $2,274,926 and
   $2,180,124, respectively (Note 2)                 $18,718,645   $18,742,999
Cash and cash equivalents                              1,723,959     1,729,819
Accounts receivable-tenants, net of
   allowance for doubtful accounts
   of $55,000 and $10,000, respectively                  160,496       173,846
Deferred insurance costs, net of accumulated
   amortization of $810,230 and
   $772,835, respectively                                685,581       722,976
Deferred loan costs, net of accumulated
   amortization of $33,885 and
   $31,892, respectively                                  34,981         7,974
Deferred leasing commissions, net of
   accumulated amortization of $53,245
   and $46,703, respectively                              76,654       80,360
Other assets                                              42,006         6,544
                                                     -----------   -----------

   Total Assets                                      $21,442,322   $21,464,518
                                                     ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Note payable                                      $ 1,387,291   $ 1,389,944
   Accrued real estate taxes                             182,097       142,806
   Due to General Partners and affiliates (Note 3)       154,085       149,425
   Accounts payable and other liabilities                158,190       131,085
                                                     -----------   -----------

   Total Liabilities                                   1,881,663     1,813,260
                                                     ===========   ===========

Contingencies (Note 4)

Partners' Capital (Deficit):

Limited Partners (1,005,623 BUC$
  issued and outstanding)                             19,630,788    19,719,573
General Partners                                         (70,129)      (68,315)
                                                     -----------   -----------

Total Partners' Capital                               19,560,659    19,651,258
                                                     -----------   -----------

Total Liabilities and Partners' Capital              $21,442,322   $21,464,518
                                                     ===========   ===========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               1996       1995
                                                             --------   --------
Revenues:

   Rental income                                             $462,507   $474,119
   Recovery of common area maintenance charges                 49,727     53,982
   Real estate tax reimbursements                              73,728     76,604
   Interest income                                              6,727      6,931
   Other                                                        1,251      1,182
                                                             --------   --------

   Total revenues                                             593,940    612,818
                                                             --------   --------

Expenses:

   General and administrative                                  11,983     16,786
   General and administrative-related parties (Note 3)         36,144     40,374
   Operating                                                    8,542      9,321
   Repairs and maintenance                                     42,987     44,740
   Real estate taxes                                           89,379     88,436
   Insurance                                                   11,821     11,784
   Interest expense                                            29,489     30,590
   Bad debt                                                    47,958     24,083
   Depreciation and amortization                              141,573    137,513
                                                             --------   --------

   Total expenses                                             419,876    403,627
                                                             --------   --------

Net income                                                   $174,064   $209,191
                                                             ========   ========

Allocation of Net Income:

   Limited Partners                                          $143,615   $178,040
                                                             ========   ========

   General Partners                                          $  2,931   $  3,633
                                                             ========   ========

   Special Distributions to General Partners                 $ 27,518   $ 27,518
                                                             ========   ========

Net income per BUC                                           $    .14   $    .17
                                                             ========   ========
See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)




                                                                   Limited       General
                                                    Total         Partners      Partners
                                                ------------    ------------    --------
Partners' capital (deficit) - January 1, 1996   $ 19,651,258    $ 19,719,573    $(68,315)

Net income                                           174,064         143,615      30,449

Distributions                                       (264,663)       (232,400)    (32,263)
                                                ------------    ------------    --------

Partners' capital (deficit) - March 31, 1996    $ 19,560,659    $ 19,630,788    $(70,129)
                                                ============    ============    ========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1996           1995
                                                          -----------   -----------
Cash flows from operating activities:

Net income                                                $  174,064    $  209,191
                                                          ----------    ----------

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                             141,573       137,513
   Increase in accounts receivable-tenants                   (31,650)      (58,309)
   Increase in allowance for doubtful accounts                45,000        24,000
   Increase in other assets                                  (35,462)      (35,349)
   Increase in due to General Partners and affiliates          4,660        28,422
   Increase in accrued real estate taxes                      39,291        37,140
   Increase in accounts payable and other liabilities         27,105            47
                                                          ----------    ----------

   Total adjustments                                         190,517       133,464
                                                          ----------    ----------

   Net cash provided by operating activities                 364,581       342,655
                                                          ----------    ----------

Cash flows from investing activities:

   Improvements of property and equipment                    (70,448)            0
   Leasing commissions paid                                   (3,677)            0
                                                          ----------    ----------

   Net cash used in investing activities                     (74,125)            0
                                                          ----------    ----------

Cash flows from financing activities:

   Increase in deferred loan costs                           (29,000)            0
   Principal repayments of Note                               (2,653)       (2,432)
   Distributions paid                                       (264,663)     (264,764)
                                                          ----------    ----------

   Net cash used in financing activities                    (296,316)     (267,196)
                                                          ----------    ----------

   Net (decrease) increase in cash and cash equivalents       (5,860)       75,459

   Cash and cash equivalents at beginning of period        1,729,819     1,457,027
                                                          ----------    ----------

   Cash and cash equivalents at end of period             $1,723,959    $1,532,486
                                                          ==========    ==========

Supplemental information:

   Interest paid                                          $   29,489    $   30,590
                                                          ==========    ==========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 1  -  General

   Summit Insured Equity L.P. II (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on July 17, 1987. The general partners of the Partnership (the "General Partners") are RIDC II, LP., a Delaware limited partnership (the "Related General Partner"), and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"). The General Partners manage and control the affairs of the Partnership.

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1996, the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the annual financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995.

   Certain balances for the prior period have been reclassified to conform with the current financial statement information.

   The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and to be Disposed Of" in 1995. Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's financial position or results of operations.

   The determination of impairment value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future periods. No write-downs for impairments have been recorded as of March 31, 1996.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 2  -  Property and Equipment

   The components of property and equipment are as follows:

                                                        March 31,   December 31,
                                                          1996          1995
                                                      -----------   -----------
Land                                                  $ 6,902,652   $ 6,902,652
Buildings and improvements                             15,248,830    15,178,382
                                                      -----------   -----------

                                                       22,151,482    22,081,034
Less: Amounts accrued or received from sellers'
         rental guarantees                              1,157,911     1,157,911
      Accumulated depreciation                          2,274,926     2,180,124
                                                      -----------   -----------

                                                      $18,718,645   $18,742,999
                                                      ===========   ===========

    Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the real estate owned at March 31, 1996 and December 31, 1995. However, the carrying value of certain of its properties may be in excess of its appraised values as of such dates.

NOTE 3  -  Related Party Transactions

   The costs and expenses incurred to related parties for the three months ended March 31, 1996 and 1995 were as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1996           1995
                                                          -------       -------
     Expense reimbursement (a)                             $ 9,111       $13,120
     Property management fees (b)                           25,255        25,033
     Leasing commissions (c)                                   348           796
     Insurance services (d)                                  1,430         1,425
                                                           -------       -------
                                                           $36,144       $40,374
                                                           =======       =======

   (a) The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership agreement.

   (b) The Partnership's three properties are being managed by RCC Property Advisors, Inc. ("RCC"), an affiliate of the Related General Partner.

   (c) Leasing commissions are paid to RCC in connection with the lease-up of vacant space and lease renewals.

   (d) Four of the officers of the Related General Partner have ownership interest in Multi-Family Program Inc., a company which has provided insurance services for the properties.

                         SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 3  -  Related Party Transactions (continued)

   The distributions earned by the General Partners for the three months ended March 31, 1996 and 1995 were as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1996               1995
                                                       -------           -------
     Special Distributions                             $27,518           $27,518
     Regular Distributions o
       Cash from Operations                              4,745             4,745
                                                       -------           -------

                                                       $32,263           $32,263
                                                       =======           =======

   As of March 31, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 1,980 BUC$.

NOTE 4   -    Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al
v. Prudential Securities Group Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. Plaintiffs alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, breach of fiduciary duty, fraud and deceit, negligence, and demanded an accounting. Plaintiffs sought unspecified compensatory, punitive, and treble damages, as well as rescission, plus costs and attorneys' fees from all defendants except the Partnership, from which they sought only an accounting. The defendants filed a motion to dismiss on December 22, 1993.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceeding under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a compliant that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees, and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

   On August 9, 1995, PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



NOTE 5  -  Subsequent Events

   In May 1996, a distribution of $232,502 was paid to the BUC$holders and $32,263 to the General Partners (in payment of their 2% interest and special distributions) from cash from operations for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   The Partnership's primary source of funds continues to be the cash flow from operations of three shopping centers.

   During the three months ended March 31, 1996, cash and cash equivalents decreased $5,860 primarily as a result of capital expenditures, debt payments, an increase in deferred loan costs and distributions to partners, exceeding cash flows from operations.

   The Partnership had a loan with Principal Mutual Life Insurance Company ("Principal Mutual") which matured on December 1, 1995. The Partnership has entered into a commitment to extend the loan with Principal Mutual and anticipates closing in May 1996. The loan will have a five-year term in the amount of $1,400,000 at 7.03% annualized fixed interest rate. Under the terms of the commitment, interest will be payable in equal monthly installments of $8,147, including principal and interest based on a fifteen-year amortization schedule with the unpaid principal balance becoming fully due and payable at maturity on May 15, 2001. Costs incurred in connection with this loan will be amortized over the life of the loan. In the interim, Principal Mutual has agreed that the Partnership will make the required payments pursuant to the terms of the matured loan.

   During May 1996, the Partnership paid a distribution, from adjusted cash from operations of $232,502 to the BUC$holders of record for the quarter ended March 31, 1996. Also during May 1996, the General Partners received $32,263 in payment of their regular and special distributions from cash from operations for the quarter ended March 31, 1996.

   The Partnership's investment in the shopping centers is subject to the risks arising from ownership of commercial properties. The Partnership has invested in shopping centers with substantial anchor tenants. Anchor tenants usually provide stability to a shopping center and a steady source of rental payments. A shopping center's revenues from all of its tenants can be adversely affected by the loss of its anchor tenant. If the rental income from the shopping centers decreases, it could adversely affect distributions to BUC$holders and could affect the price the Partnership is able to receive upon sale of the properties.

   Future liquidity is expected to result from cash generated from the operations of the properties, interest earned on funds invested in short-term money market instruments and ultimately through the sale or refinancing of the properties. The Partnership anticipates that future tenant and capital improvements will be funded from cash on hand and cash generated from operations.

   Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in properties are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings.

Results of Operations

   The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's financial position or results of operations.

   The determination of impairment value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of March 31, 1996.

   Net income decreased by approximately $35,000 for the month ended March 31, 1996 as compared to the corresponding period in 1995 for the reasons described below.

   Revenues for the three months ended March 31, 1996 consisted primarily of the results of the Partnership's investment in the three shopping centers. Rental income decreased approximately 2.5% or $12,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to a decrease in occupancy at Applewood Centre from 97% as of December 31, 1995 to 94% as of March 31, 1996. Rolling Hills Square and Mountain Park Plaza, with occupancy rates of 89% and 97% at March 31, 1996, respectively, had increases in rental income due to a decrease in rental concessions in 1996.

   Total expenses excluding general and administrative, general and administrative-related parties and bad debts remained fairly constant with less than a 1% increase for the three months ended March 31, 1996 as compared to 1995.

   General and administrative expenses decreased approximately $5,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to the timing of certain expenses recorded in 1995.

   General and administrative-related parties expenses decreased approximately $4,000 for the three months ended March 31, 1996 as compared to 1995, due to a decrease in expense reimbursements to the General Partners and their affiliates.

   Bad debt expense increased approximately $24,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to an increase in reserves at Mountain Park Plaza and Applewood Centre during the three months ended March 31, 1996.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings -- This information is incorporated by reference to Note 4 to the financial statements filed herewith in
              Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.       Changes in Securities -- None

Item 3.       Defaults Upon Senior Securities -- None

Item 4.       Submission of Matters to a Vote of Security Holders -- None

Item 5.       Other Information -- None

Item 6. Exhibits and Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter.

              (a) Exhibits:

                  27       Financial Data Schedule (filed herewith)

              (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SUMMIT INSURED EQUITY L.P. II

                        By:    RIDC II, L.P.
                               General Partner


                               By: RELATED INSURED EQUITY ASSOCIATES II, INC. General Partner

Date:  May 14, 1996            By:    /s/Alan P. Hirmes
                                      -----------------
                                      Alan P. Hirmes
                                      Vice President

Date:  May 14, 1996            By:    /s/Lawrence J. Lipton
                                      ---------------------
                                      Lawrence J. Lipton
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                        By:    PRUDENTIAL-BACHE PROPERTIES, INC.
                               General Partner

Date:  May 14, 1996            By:    /s/Eugene D. Burak
                                      ------------------
                                      Eugene D. Burak
                                      Vice President