Form 10-Q
period 1996-06-30
SUMMIT INSURED EQUITY L P II
filed 1996-08-14
CIK 820590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-16873


                          SUMMIT INSURED EQUITY L.P. II
             -------------------------------------------------------
             (Exact names of registrant as specified in its charter)



             Delaware                                   13-3464704
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


625 Madison Avenue, New York, New York                 10022
- - ----------------------------------------             ----------
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
                                   (Unaudited)



                                     ASSETS

                                                                  June 30,    December 31,
                                                                   1996          1995
                                                                -----------   -----------
Property and equipment, net of accumulated depreciation of
   $2,370,237 and $2,180,124, respectively (Note 2)             $18,626,850   $18,742,999
Cash and cash equivalents                                         1,681,765     1,729,819
Accounts receivable-tenants, net of allowance for doubtful
   accounts of $64,000 and $10,000, respectively                    166,028       173,846
Deferred insurance costs, net of accumulated amortization
   of $847,626 and $772,835, respectively                           648,185       722,976
Deferred loan costs, net of accumulated amortization of
   $35,879 and $31,892, respectively                                 43,234         7,974
Deferred leasing commissions, net of accumulated amortization
   of $62,004 and $46,703, respectively                             125,626        80,360
Other assets                                                         30,185         6,544
                                                                -----------   -----------

   Total Assets                                                 $21,321,873   $21,464,518
                                                                ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Note payable                                                 $ 1,384,539   $ 1,389,944
   Accrued real estate taxes                                        172,810       142,806
   Due to General Partners and affiliates (Note 3)                  177,751       149,425
   Accounts payable and other liabilities                           137,243       131,085
                                                                -----------   -----------

   Total Liabilities                                              1,872,343     1,813,260
                                                                -----------   -----------

Contingencies (Note 4)

Partners' Capital (Deficit):

   Limited Partners (1,005,623 BUC$ issued and outstanding)      19,521,882    19,719,573
   General Partners                                                 (72,352)      (68,315)
                                                                -----------   -----------

   Total Partners' Capital                                       19,449,530    19,651,258
                                                                -----------   -----------

   Total Liabilities and Partners' Capital                      $21,321,873   $21,464,518
                                                                ===========   ===========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                 Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                               -----------------------   -----------------------
                                                  1996        1995         1996        1995
                                               ----------   ----------   ----------   ----------
Revenues:

   Rental income                               $  470,829   $  477,156   $  933,336   $  951,275
   Recovery of common area maintenance
     charges                                       49,726       53,982       99,453      107,964
   Real estate tax reimbursements                  73,728       76,605      147,456      153,209
   Interest income                                  6,907        7,409       13,634       14,340
   Other                                            1,938        3,460        3,189        4,642
                                               ----------   ----------   ----------   ----------

     Total revenues                               603,128      618,612    1,197,068    1,231,430
                                               ----------   ----------   ----------   ----------

Expenses:

   General and administrative                      40,097       58,034       52,080       75,422
   General and administrative-
     related parties (Note 3)                      64,018       54,862      100,162       94,634
   Operating                                        8,130        9,074       16,672       18,395
   Repairs and maintenance                         51,634       58,502       94,621      103,242
   Real estate taxes                               89,379       88,435      178,758      176,871
   Insurance                                       11,821       11,784       23,642       23,568
   Interest                                        31,185       30,535       60,674       61,125
   Bad debt                                         9,016       32,702       56,974       56,785
   Depreciation and amortization                  144,213      138,595      285,786      276,108
                                               ----------   ----------   ----------   ----------

     Total expenses                               449,493      482,523      869,369      886,150
                                               ----------   ----------   ----------   ----------

Net Income                                     $  153,635   $  136,089   $  327,699   $  345,280
                                               ==========   ==========   ==========   ==========

Allocation of Net Income:

   Limited Partners                            $  123,595   $  106,400   $  267,210   $  284,439
                                               ==========   ==========   ==========   ==========

   General Partners                            $    2,522   $    2,171   $    5,453   $    5,805
                                               ==========   ==========   ==========   ==========

   Special Distributions to General Partners   $   27,518   $   27,518   $   55,036   $   55,036
                                               ==========   ==========   ==========   ==========

Net Income per BUC                             $      .12   $      .11   $      .26   $      .28
                                               ==========   ==========   ==========   ==========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                   Total        Limited Partners   General Partners
                                                ------------    ----------------   ----------------
Partners' capital (deficit) - January 1, 1996   $ 19,651,258      $ 19,719,573        $ (68,315)

Net income                                           327,699           267,210           60,489

Distributions                                       (529,427)         (464,901)         (64,526)
                                                ------------      ------------        ---------

Partners' capital (deficit) - June 30, 1996     $ 19,449,530      $ 19,521,882        $ (72,352)
                                                ============      ============        =========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                1996            1995
                                                             -----------    -----------

Cash flows from operating activities:

Net income                                                   $   327,699    $   345,280
Adjustments to reconcile net income to net cash
   provided by operating activities:

   Depreciation and amortization                                 285,786        276,108
   Increase in accounts receivable-tenants                       (46,181)       (24,945)
   Increase in allowance for doubtful accounts                    54,000         47,000
   Increase in other assets                                      (23,642)       (23,566)
   Increase in due to General Partners and affiliates             28,326         14,435
   Increase in accrued real estate taxes, accounts payable
     and other liabilities                                        36,161         44,983
                                                             -----------    -----------

   Total adjustments                                             334,450        334,015
                                                             -----------    -----------

   Net cash provided by operating activities                     662,149        679,295
                                                             -----------    -----------

Cash flows from investing activities:

   Improvements to property and equipment                        (75,558)        (3,000)
   Leasing commissions paid                                      (60,567)       (22,708)
                                                             -----------    -----------

   Net cash used in investing activities                        (136,125)       (25,708)
                                                             -----------    -----------

Cash flows from financing activities:

   Increase in deferred loan costs                               (39,247)             0
   Principal repayments on note payable                           (5,405)        (4,918)
   Distributions paid                                           (529,426)      (529,528)
                                                             -----------    -----------

   Net cash used in financing activities                        (574,078)      (534,446)
                                                             -----------    -----------

   Net (decrease) increase in cash and cash equivalents          (48,054)       119,141

   Cash and cash equivalents at beginning of period            1,729,819      1,457,027
                                                             -----------    -----------

   Cash and cash equivalents at end of period                $ 1,681,765    $ 1,576,168
                                                             ===========    ===========

Supplemental information:

   Interest paid                                             $    60,674    $    61,125
                                                             ===========    ===========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

              These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

              The determination of impairment value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future periods. No write-downs for impairments have been recorded as of June 30, 1996.

              Certain prior year amounts have been reclassified to conform with current year presentation.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2  -     Property and Equipment

              The components of property and equipment are as follows:

                                                       June 30,    December 31,
                                                         1996         1995
                                                     -----------   -----------

              Land                                   $ 6,902,652   $ 6,902,652
              Buildings and improvements              15,252,346    15,178,382
                                                     -----------   -----------

                                                      22,154,998    22,081,034
              Less: Amounts received from sellers'
                       rental guarantees               1,157,911     1,157,911
                    Accumulated depreciation           2,370,237     2,180,124
                                                     -----------   -----------

                                                     $18,626,850   $18,742,999
                                                     ===========   ===========

              Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of the real estate owned at June 30, 1996 and December 31, 1995. However, the carrying value of certain properties may be in excess of their appraised values as of such dates.

NOTE 3  -     Related Party Transactions

              The costs and expenses incurred to related parties for the three and six months ended June 30, 1996 and 1995 were as follows:

                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                               1996       1995      1996        1995
                                             --------   --------   --------   --------

              Expense reimbursement (a)      $ 35,296   $ 22,000   $ 44,407   $ 34,518
              Property management fees (b)     26,473     29,201     51,728     54,234
              Leasing commissions (c)             819      2,236      1,167      3,032
              Insurance services (d)            1,430      1,425      2,860      2,850
                                             --------   --------   --------   --------

                                             $ 64,018   $ 54,862   $100,162   $ 94,634
                                             ========   ========   ========   ========

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

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)



NOTE 3  -     Related Party Transactions (continued)

              The distributions earned by the General Partners for the three and six months ended June 30, 1996 and 1995 were as follows:

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         -----------------   -----------------
                                           1996      1995      1996      1995
                                         -------   -------   -------   -------

              Special Distributions      $27,518   $27,518   $55,036   $55,036
              Regular Distributions of
                Adjusted Cash from
                Operations                 4,745     4,745     9,490     9,490
                                         -------   -------   -------   -------

                                         $32,263   $32,263   $64,526   $64,526
                                         =======   =======   =======   =======

              As of June 30, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 1,980 BUC$.


NOTE 4   -    Contingencies

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

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 4   -    Contingencies (continued)

              The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 5  -     Subsequent Events


              The Partnership had a loan with Principal Mutual Life Insurance Company ("Principal Mutual") which matured on December 1, 1995. On July 29, 1996, the Partnership completed a refinancing with Principal Mutual of its mortgage in the amount of $1,400,000 and, on that date, the existing mortgage in the amount of $1,383,661 was paid off. The new loan in the amount of $1,400,000 has an initial term of five years at a fixed interest rate of 7.03% per annum. At the end of the initial five year term and again at the end of year ten, there is a renewal option; the interest rate will be adjusted based on an index as established by the lender. This loan is prepayable without penalty at those times. Under the terms of the loan, principal and interest is payable in equal monthly installments of $13,405 based on a 13.5 year amortization schedule with the unpaid principal balance becoming fully due and payable at maturity on January 1, 2010. Costs incurred in connection with this loan will be amortized over the life of the loan. Between December 1, 1995 and the refinancing date, the Partnership made the required payments pursuant to the terms of the matured loan.

              In August 1996, a distribution of $232,502 was paid to the BUC$holders and $32,263 to the General Partners (in payment of their 2% interest and special distributions) from cash from operations for the quarter ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
- - -------------------------------

              The Partnership's primary source of funds continues to be the cash flow from operations of three shopping centers.

              During the six months ended June 30, 1996, cash and cash equivalents decreased approximately $48,000 primarily as a result of capital expenditures ($76,000), leasing commissions ($61,000), an increase in deferred loan costs ($39,000) and distributions to partners ($529,000), which exceeded cash flows from operations ($662,000).

              The Partnership had a loan with Principal Mutual Life Insurance Company ("Principal Mutual") which matured on December 1, 1995. On July 29, 1996, the Partnership completed a refinancing with Principal Mutual of its mortgage in the amount of $1,400,000 and, on that date, the existing mortgage in the amount of $1,383,661 was paid off. The new loan in the amount of $1,400,000 has an initial term of five years at a fixed interest rate of 7.03% per annum. At the end of the initial five year term and again at the end of year ten, there is a renewal option; the interest rate will be adjusted based on an index as established by the lender. This loan is prepayable without penalty at those times. Under the terms of the loan, principal and interest is payable in equal monthly installments of $13,405 based on a 13.5 year amortization schedule with the unpaid principal balance becoming fully due and payable at maturity on January 1, 2010. Costs incurred in connection with this loan will be amortized over the life of the loan. Between December 1, 1995 and the refinancing date, the Partnership made the required payments pursuant to the terms of the matured loan.

              During August 1996, the Partnership paid a distribution, from adjusted cash from operations of $232,502 to the BUC$holders of record for the quarter ended June 30, 1996. Also during August 1996, the General Partners received $32,263 in payment of their regular and special distributions from cash from operations for the quarter ended June 30, 1996.

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

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in properties are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.


Results of Operations
- - ---------------------

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

              The determination of impairment value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of June 30, 1996.

              Net income increased by approximately $18,000 and decreased by approximately $18,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 for the reasons described below.

              Revenues for the three and six months ended June 30, 1996 consisted primarily of the results of the Partnership's investment in the three shopping centers. Rental income decreased approximately 1.3% and 1.9% or $6,000 and $18,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in occupancy at Applewood Centre from 99% as of June 30, 1995 to 93% as of June 30, 1996. Rolling Hills Square and Mountain Park Plaza, with occupancy rates of 89% and 97% at June 30, 1996, respectively, had increases in rental income due to a decrease in rental concessions in 1996.

              Total expenses excluding general and administrative, general and administrative-related parties, repairs and maintenance and bad debts remained fairly constant with less than a 1% change for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995.

              General and administrative expenses decreased approximately $18,000 and $23,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to the appraisals of the Partnership's three properties in 1995.

              General and administrative-related parties expenses increased approximately $9,000 and $6,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995, due to an underaccrual of expense reimbursements to the General Partners and their affiliates in 1995.

              Repairs and maintenance decreased approximately $7,000 and $9,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in landscaping expenses at all three properties in 1996.

              Bad debt expense decreased approximately $24,000 for the three months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in reserves at Mountain Park Plaza during the three months ended June 30, 1996.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings - This information is incorporated by reference to Note 4 to the financial statements filed herewith in
              Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6. Exhibits and Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

              (a) Exhibits:

                  27       Financial Data Schedule (filed herewith)

              (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------



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


                          SUMMIT INSURED EQUITY L.P. II



                           By: RIDC II, L.P.
                               General Partner


                               By: RELATED INSURED EQUITY ASSOCIATES II, INC. General Partner



Date:  August 13, 1996         By:    /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      Vice President



Date:  August 13, 1996         By:    /s/ Lawrence J. Lipton
                                      ----------------------
                                      Lawrence J. Lipton
                                      Treasurer (Principal Financial and
                                      Accounting Officer)



                           By: PRUDENTIAL-BACHE PROPERTIES, INC.
                               General Partner



Date:  August 13, 1996         By:    /s/ Eugene D. Burak
                                      -------------------
                                      Eugene D. Burak
                                      Vice President