Form 10-Q
period 1996-09-30
SUMMIT INSURED EQUITY L P II
filed 1996-11-14
CIK 820590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



                         Commission File Number 0-16873


                          SUMMIT INSURED EQUITY L.P. II
             (Exact names of registrant as specified in its charter)



          Delaware                                       13-3464704
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 625 Madison Avenue, New York, New York                           10022
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code (212) 421-5333




       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

                                     PART I

Item 1.  Financial Statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                     ASSETS

                                                                              September 30,     December 31,
                                                                                  1996              1995
                                                                               -----------       -----------
Property and equipment, net of accumulated depreciation of
   $2,472,479 and $2,180,124, respectively (Note 2)                            $18,632,299       $18,742,999
Cash and cash equivalents                                                        1,568,122         1,729,819
Accounts receivable-tenants, net of allowance for doubtful
   accounts of $50,000 and $10,000, respectively                                   210,366           173,846
Deferred insurance costs, net of accumulated amortization
   of $885,021 and $772,835, respectively                                          610,790           722,976
Deferred loan costs, net of accumulated amortization of
   $41,005 and $31,892, respectively                                                33,020             7,974
Deferred leasing commissions, net of accumulated amortization
   of $72,021 and $46,703, respectively                                            191,820            80,360
Other assets                                                                        37,197             6,544
                                                                               -----------       -----------

   Total Assets                                                                $21,283,614       $21,464,518
                                                                               ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Note payable                                                                $ 1,389,562       $ 1,389,944
   Accrued real estate taxes                                                       174,177           142,806
   Due to General Partners and affiliates (Note 3)                                 176,184           149,425
   Accounts payable and other liabilities                                          164,624           131,085
                                                                               -----------       -----------

   Total Liabilities                                                             1,904,547         1,813,260
                                                                               -----------       -----------

Contingencies (Note 5)

Partners' Capital (Deficit):

   Limited Partners (1,005,623 BUC$ issued and outstanding)                     19,452,828        19,719,573
   General Partners                                                                (73,761)          (68,315)
                                                                               -----------       -----------

   Total Partners' Capital                                                      19,379,067        19,651,258
                                                                               -----------       -----------

   Total Liabilities and Partners' Capital                                     $21,283,614       $21,464,518
                                                                               ===========       ===========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                             ----------------------------       ----------------------------
                                                1996              1995             1996              1995
                                             ----------        ----------       ----------        ----------
Revenues:

   Rental income                             $  459,079        $  471,318       $1,392,415        $1,422,593
   Recovery of common area
     maintenance charges                         49,727            53,982          149,180           161,946
   Real estate tax reimbursements                73,728            76,604          221,184           229,813
   Interest income                                9,335             7,404           22,969            21,744
   Other income                                   4,423             3,156            7,612             7,798
                                             ----------        ----------       ----------        ----------

     Total revenues                             596,292           612,464        1,793,360         1,843,894
                                             ----------        ----------       ----------        ----------

Expenses:

   General and administrative                    19,985            15,608           72,065            91,030
   General and administrative-
     related parties (Note 3)                    53,123            44,138          153,285           138,772
   Operating                                     10,119            12,416           26,791            30,811
   Repairs and maintenance                       51,254            46,120          145,875           149,362
   Real estate taxes                             89,379            88,435          268,137           265,306
   Insurance                                     11,820            11,785           35,462            35,353
   Interest                                      25,670            30,481           86,344            91,606
   Bad debt                                     (14,139)          (17,600)          42,835            39,185
   Depreciation and amortization                154,780           138,953          440,566           415,061
                                             ----------        ----------       ----------        ----------

     Total expenses                             401,991           370,336        1,271,360         1,256,486
                                             ----------        ----------       ----------        ----------

Net Income                                   $  194,301        $  242,128       $  522,000        $  587,408
                                             ==========        ==========       ==========        ==========

Allocation of Net Income:

   Limited Partners                          $  163,447        $  210,318       $  430,657        $  494,757
                                             ==========        ==========       ==========        ==========

   General Partners                          $    3,336        $    4,292       $    8,789        $   10,097
                                             ==========        ==========       ==========        ==========

   Special distributions to
     General Partners                        $   27,518        $   27,518       $   82,554        $   82,554
                                             ==========        ==========       ==========        ==========

Net Income per BUC                           $      .16        $      .21       $      .43        $      .49
                                             ==========        ==========       ==========        ==========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)





                                                         Total           Limited Partners      General Partners
                                                       -----------       ----------------      ----------------
Partners' capital (deficit) - January 1, 1996          $19,651,258           $19,719,573          $  (68,315)

Net income                                                 522,000               430,657              91,343

Distributions                                             (794,191)             (697,402)            (96,789)
                                                       -----------           -----------          ----------

Partners' capital (deficit) - September 30, 1996       $19,379,067           $19,452,828          $  (73,761)
                                                       ===========           ===========          ==========











See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                     September 30,
                                                                               ----------------------------
                                                                                 1996               1995
                                                                               ----------        ----------
Cash flows from operating activities:

Net income                                                                     $  522,000        $  587,408
                                                                               ----------        ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                  440,566           415,061
   Increase in accounts receivable-tenants                                        (76,520)         (123,780)
   Increase in allowance for doubtful accounts                                     40,000            30,000
   Increase in other assets                                                       (30,653)          (24,578)
   Increase in due to General Partners and affiliates                              26,759            15,550
   Increase in accrued real estate taxes, accounts payable
     and other liabilities                                                         64,910            69,765
                                                                               ----------        ----------
   Total adjustments                                                              465,062           382,018
                                                                               ----------        ----------
   Net cash provided by operating activities                                      987,062           969,426
                                                                               ----------        ----------

Cash flows from investing activities:

   Improvements to property and equipment                                        (183,249)           (3,000)
   Leasing commissions paid                                                      (136,778)          (22,708)
                                                                               ----------        ----------
   Net cash used in investing activities                                         (320,027)          (25,708)
                                                                               ----------        ----------

Cash flows from financing activities:

   Proceeds from note payable                                                   1,400,000                 0
   Increase in deferred loan costs                                                (34,159)                0
   Principal repayments on note payable                                        (1,400,382)           (7,459)
   Distributions paid                                                            (794,191)         (794,292)
                                                                               ----------        ----------

   Net cash used in financing activities                                         (828,732)         (801,751)
                                                                               ----------        ----------

Net (decrease) increase in cash and cash equivalents                             (161,697)          141,967

Cash and cash equivalents at beginning of period                                1,729,819         1,457,027
                                                                               ----------        ----------

Cash and cash equivalents at end of period                                     $1,568,122        $1,598,994
                                                                               ==========        ==========

Supplemental information:

   Interest paid                                                               $   86,344        $   91,606
                                                                               ==========        ==========


See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
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

           These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

           The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of a property to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the property's carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. Adoption of this accounting pronouncement had no impact on the Partnership's financial position or results of operations.

           The determination of impairment value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future periods. No write-downs for impairments have been recorded as of September 30, 1996.

           Certain prior year amounts have been reclassified to conform with current year presentation.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2  -  Property and Equipment

           The components of property and equipment are as follows:

                                                                              September 30,     December 31,
                                                                                  1996               1995
                                                                               -----------       -----------
              Land                                                             $ 6,902,652       $ 6,902,652
              Buildings and improvements                                        15,360,037        15,178,382
                                                                               -----------       -----------

                                                                                22,262,689        22,081,034
              Less: Amounts received from sellers'
                       rental guarantees                                        (1,157,911)       (1,157,911)
                    Accumulated depreciation                                    (2,472,479)       (2,180,124)
                                                                               -----------       -----------
                                                                               $18,632,299       $18,742,999
                                                                               ===========       ===========

           Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at September 30, 1996 and December 31, 1995. However, the carrying value of certain properties may be in excess of their appraised values as of such dates.

NOTE 3  -  Related Party Transactions

           The costs and expenses incurred to related parties for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                                   Three Months Ended                Nine Months Ended
                                                    September 30,                       September 30,
                                                -------------------------         --------------------------
                                                 1996              1995             1996               1995
                                                -------           -------         --------          --------
              Expense reimbursement (a)         $24,844           $19,248          $69,251           $53,766
              Property management fees (b)       25,491            23,091           77,219            77,325
              Leasing commissions (c)             1,358               374            2,525             3,406
              Insurance services (d)              1,430             1,425            4,290             4,275
                                                -------           -------         --------          --------

                                                $53,123           $44,138         $153,285          $138,772
                                                =======           =======         ========          ========

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

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 3  -  Related Party Transactions (continued)

           The distributions earned by the General Partners for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                                -------------------------          -------------------------
                                                 1996              1995             1996              1995
                                                -------           -------          -------           -------
              Special Distributions             $27,518           $27,518          $82,554           $82,554
              Regular Distributions of
                Adjusted Cash from
                Operations                        4,745             4,745           14,235            14,235
                                                -------           -------          -------           -------

                                                $32,263           $32,263          $96,789           $96,789
                                                =======           =======          =======           =======

           As of September 30, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 1,980 BUC$.


NOTE 4  -  Note Payable

           The Partnership had a loan with Principal Mutual Life Insurance Company ("Principal Mutual") which matured on December 1, 1995. On July 29, 1996, the Partnership completed a refinancing with Principal Mutual of its mortgage in the amount of $1,400,000 and, on that date, the existing outstanding mortgage in the amount of $1,383,661 was paid off. The new loan with a final maturity of January 1, 2010 in the amount of $1,400,000 has an initial term of five years at a fixed interest rate of 7.03% per annum. Under the terms of the loan, principal and interest is payable in equal monthly installments of $13,405 based on a 13.5 year amortization schedule with the unpaid principal balance becoming fully due and payable at maturity. At the end of the initial five year term and again at the end of year ten, there is a renewal/call option; the interest rate will be adjusted based on an index pursuant to the loan document. This loan is prepayable without penalty only at those times. Costs incurred in connection with this loan will be amortized over the life of the loan. Between December 1, 1995 and the refinancing date, the Partnership made the required payments pursuant to the terms of the matured loan.


NOTE 5  -  Contingencies

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

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 5  -  Contingencies (continued)

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

           The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.


NOTE 6  -  Subsequent Events

           In November 1996, a distribution of $232,502 was paid to the BUC$holders and $32,263 to the General Partners (in payment of their 2% interest and special distributions) from cash from operations for the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

           The Partnership's primary source of funds continues to be the cash flow from operations of three shopping centers.

           During the nine months ended September 30, 1996, cash and cash equivalents decreased approximately $162,000 primarily as a result of capital expenditures ($184,000), leasing commissions ($137,000), an increase in deferred loan costs ($34,000), and distributions to partners ($794,000), which exceeded cash flows from operations ($987,000). Included in the adjustments to reconcile the net income to cash flows from operations is net depreciation and amortization in the amount of approximately $441,000.

           The Partnership had a loan with Principal Mutual Life Insurance Company ("Principal Mutual") which matured on December 1, 1995. On July 29, 1996, the Partnership completed a refinancing with Principal Mutual of its mortgage in the amount of $1,400,000 and, on that date, the existing outstanding mortgage in the amount of $1,383,661 was paid off. The new loan with a final maturity of January 1, 2010, in the principal amount of $1,400,000 has an initial term of five years at a fixed interest rate of 7.03% per annum. Under the terms of the loan, principal and interest is payable in equal monthly installments of $13,405 based on a 13.5 year amortization schedule with the unpaid principal balance becoming fully due and payable at maturity. At the end of the initial five year term and again at the end of year ten, there is a renewal/call option; the interest rate will be adjusted based on an index pursuant to the loan document. This loan is prepayable without penalty only at those times. Costs incurred in connection with this loan will be amortized over the life of the loan. Between December 1, 1995 and the refinancing date, the Partnership made the required payments pursuant to the terms of the matured loan.

           During November 1996, the Partnership paid a distribution, from adjusted cash from operations of $232,502 to the BUC$holders of record for the quarter ended September 30, 1996. Also during November 1996, the General Partners received $32,263 in payment of their regular and special distributions from cash from operations for the quarter ended September 30, 1996.

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


Results of Operations

           The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Under SFAS No. 121, impairment of a property to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the property's carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value.

Adoption of this accounting pronouncement had no impact on the Partnership's financial position or results of operations.

           The determination of impairment value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of September 30, 1996.

           Net income decreased by approximately $48,000 and $65,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 for the reasons described below.

           Revenues for the three and nine months ended September 30, 1996 consisted primarily of the results of the Partnership's investment in the three shopping centers. Rental income decreased approximately 2.6% and 2.1% or $12,000 and $30,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in occupancy at Applewood Centre from 99% as of September 30, 1995 to 93% as of September 30, 1996. Mountain Park Plaza, with an occupancy rate of 96% at September 30, 1996, had an increase in rental income due to a decrease in rental concessions in 1996. Rolling Hills Square with an occupancy rate of 96% at September 30, 1996, had its rental income remain fairly constant with less than a 1% decrease.

           General and administrative expenses increased approximately $4,000 and decreased approximately $19,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The increase during the three months is primarily due to the timing of certain expenses. The decrease during the nine months is primarily due to the cost of the appraisals of the Partnership's three properties in 1995.

           General and administrative-related parties expenses increased approximately $9,000 and $15,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995, due to an underaccrual of expense reimbursements to the General Partners and their affiliates in 1995.

           Repairs and maintenance increased approximately $5,000 for the three months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to roof repairs performed at Applewood Centre during the third quarter of 1996.

           Interest expense decreased approximately $5,000 for both the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to the refinancing of the Principal Mutual loan in July 1996.

           Bad debt expense increased approximately $3,000 and $4,000 for the three and nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to a smaller decrease in reserves at Applewood Centre during the three months ended September 30, 1996.

           Depreciation and amortization increased approximately $16,000 and $26,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to an increase in improvements to property and equipment and leasing commissions paid.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings - This information is incorporated by reference to Note 5 to the financial statements filed herewith in
         Item 1 of Part I of the Registrant's Quarterly Report.

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


                          SUMMIT INSURED EQUITY L.P. II




                               By:    RIDC II, L.P.
                                      General Partner


                                      By:    RELATED INSURED EQUITY
                                             ASSOCIATES II, INC.
                                             General Partner



Date:  November 13, 1996              By:    /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes
                                             Vice President
                                             (Principal Financial Officer)



Date:  November 13, 1996              By:    /s/ Richard A. Palermo
                                             ----------------------
                                             Richard A. Palermo
                                             Treasurer (Principal
                                             Accounting Officer)



                               By:    PRUDENTIAL-BACHE PROPERTIES, INC.
                                      General Partner



Date:  November 13, 1996              By:    /s/ Eugene D. Burak
                                             -------------------
                                             Eugene D. Burak
                                             Vice President