Form 10-K
period 1996-12-31
SUMMIT INSURED EQUITY L P II
filed 1997-03-31
CIK 820590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16873

                          SUMMIT INSURED EQUITY L.P. II
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3464704
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                       10022
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Unit Certificates

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's prospectus dated November 13, 1987 as supplemented May 12, 1988, September 27, 1988 and December 12, 1988, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 28

                                     PART I


Item 1. Business.


General

     Summit Insured Equity L.P. II (the "Registrant") is a limited partnership which was formed under the laws of the State of Delaware on July 17, 1987. The general partners of the Registrant (the "General Partners"), are RIDC II, L.P., a Delaware limited partnership (the "Related General Partner"), and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"). The General Partners manage and control the affairs of the Registrant. See Item 10, Directors and Executive Officers of the Registrant.

     On November 13, 1987 the Registrant commenced a public offering (the "Offering") of Limited Partnership Interests and Beneficial Unit Certificates ("BUC$") managed by Prudential Securities Incorporated ("PSI"), an affiliate of PBP, pursuant to a prospectus dated November 13, 1987 (the "Prospectus").

     The Registrant received net proceeds of $22,375,000 from the offering from 2,103 investors. The Offering was completed on June 15, 1989, and no further issuance of BUC$ is anticipated.

     The Registrant's business is to purchase, on an all-cash basis, existing income-producing shopping centers, and to improve, operate and hold such properties for investment. As of December 31, 1996, the Registrant owned three shopping centers and had completed the acquisition phase of its operations. See
Item 2, Properties for a description of each property.

     The following list compares gross rental revenues for each of the Registrant's investment properties as a percentage of the Registrant's total gross revenues for each of the three years in the period ended December 31, 1996. In each year interest income accounted for the balance of gross revenues.

                                             1996          1995           1994
                                             ----          ----           ----

     Rolling Hills Square/Tucson, AZ         35%           32%             33%
     Mountain Park Plaza/Atlanta, GA         28%           28%             27%
     Applewood Centre/Omaha, NE              36%           39%             39%

     There are two tenants in two of the shopping centers who paid rent in excess of 10% of the Registrant's total revenue. The amounts received by the Registrant in each of the years ended December 31, 1996, 1995 and 1994 were:

                                                     Rent
     Tenant                                        Received
     ------                                        --------

     A&P Futurestore                               $269,496
     Hy-Vee Food Stores                             366,171

Insurance Policy

     The Registrant has purchased an insurance policy (the "Policy") from Continental Casualty Company ("CNA") which, in effect, will insure that the cumulative amount of Insured Cash Available for Distribution (as defined in the Prospectus), from all sources, as determined in accordance with the Policy and related agreement, together with the Appraised Values of the real estate then owned by the Registrant, will equal at least 100% of Original Contributions allocated to investment in properties on the day on which the last property was acquired by the Registrant (the "Final Acquisition Date"). The maximum liability of CNA under the Policy will increase pursuant to a formula based upon the length of time properties are held by the Registrant up to a maximum of 125% of Original Contributions on the tenth anniversary of the Final Acquisition Date (the "Guaranty Payment Date"). The Policy is intended to cover various economic risks of the ownership of the properties, but does not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical injury to the properties.

     Payment of any amount due under the Policy will be made to the Registrant after the Guaranty Payment Date and the Policy is not a guaranty that holders of Limited Partnership Interests will receive a return equal to 125% of their Original Contributions to the Registrant or any lesser amount insured under the Policy. During the acquisition phase, in order to minimize interest expense, the Registrant utilized cash available for investment to pay the insurance premium. On November 8, 1990, since the funds were then needed to purchase Applewood Centre, the Registrant drew down $1,200,000 from its prearranged credit line of $1,400,000 with Chemical Bank in order to replace the money used previously to pay the insurance premiums. This loan was subsequently refinanced.

Competition

     The real estate business is highly competitive and substantially all of the properties acquired by the Registrant have active competition from similar properties in their respective vicinities. See Item 2, Properties. In addition, various other limited partnerships have been or may, in the future be, formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Registrant or compete for the time and services of the Registrant's General Partners.

Employees

     The Registrant does not directly employ anyone. All services are performed for the Registrant by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in
Item 8, Financial Statements and Supplementary Data, Item 11, Executive Compensation and Item 13, Certain Relationships and Related Transactions. In addition, the Registrant reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Registrant in accordance with the Partnership Agreement.

     The Registrant has contracted with RCC Property Advisors, Inc. ("Manager"), an affiliate of the Related General Partner, to manage all three shopping centers. Pursuant to such arrangement, the Manager provides property management services to the Registrant for a fee equal to 4.5% of the gross rental receipts from the properties, which is competitive with fees paid in the areas in which the properties are located. The Manager also receives standard leasing commissions for space leased to new tenants and lease renewals and is reimbursed for certain expenses. The amounts earned by the Manager during 1996, 1995 and 1994 were approximately $108,000, $114,000 and $105,000, respectively.

     Four of the officers of the Related General Partner have an ownership interest in Multi-Family Program Manager Inc., a company which provides insurance services for the properties. The amounts earned by Multi-Family Program Manager Inc. with respect to insurance services provided for the properties were approximately $5,700, $5,700 and $2,500 during 1996, 1995 and 1994, respectively.

Other Events

     On December 31, 1996, the United States District Court for the Southern District of New York (the "Court") issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the class action litigation (the "Class Action") relating to the Registrant (In re Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005) against the Related General Partner and certain of its affiliates. See Note 9 to the financial statements in Item 8. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Registrant and three other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

     The proposed Related settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Registrant as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Registrant and Summit Insured Equity L.P., Summit Preferred Equity L.P. and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reducing fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and creating an infinite, as opposed to finite, life-operating business.

     In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Registrant by the Court.

     Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

Item 2. Properties.

     The Registrant owns three properties consisting of "neighborhood shopping centers". The following is a description of these properties and locations:

                                                                     % Square
                                                                       Feet         Annualized                        Comparable
    Name, Type                                         Rentable      Occupied        Base Rent                       Competition
    of Property           Purchase        Date          Square      at December       December        Anchor       Within a Three-
   and Location            Price       Purchased         Feet        31, 1996         31, 1996        Tenant         Mile Radius
   ------------            -----       ---------         ----        --------         --------        ------         -----------
Rolling Hills Square     $6,100,000     08/18/88        98,887          92%           $536,000      Fry's Food       6 shopping
   Shopping Center                                                                                  & Drug Store        centers
   Tuscon, Arizona

Mountain Park Plaza      $6,650,000     12/14/89        77,686          94%           $555,000      A&P              8 shopping
   Shopping Center                                                                                  Futurestore        centers
   Atlanta, Georgia

Applewood Centre         $7,700,000     11/08/90       101,130          93%           $615,000      Hy-Vee           5 shopping
   Shopping Center                                                                                  Food Store &       centers
   Omaha, Nebraska                                                                                  Walgreens


     Further information regarding the Registrant's properties may be found in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 14, Schedule III.


Item 3. Legal Proceedings.

     See Item 1. Business - Other Events and Note 9 to the financial statements in Item 8, Financial Statements and Supplementary Data which information is incorporated herein by reference.


Item 4. Submission of Matters to a Vote of BUC$holders.

     No matters were submitted to a vote of BUC$holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                     PART II


Item 5. Market for the Registrant's BUC$ and Related BUC$holder Matters.

     As of March 3, 1997, the Registrant had issued and has outstanding 1,005,623 Limited Partnership Interests, each representing a $25 capital contribution to the Registrant, for aggregate gross proceeds of $25,140,575. All of the issued and outstanding Limited Partnership Interests have been issued to Related Insured BUC$ Associates, Inc. (the "Assignor Limited Partner"), which, in turn, has issued BUC$ to the investors in the Registrant. Each BUC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BUC$ may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BUC$. Neither the BUC$ nor the Limited Partnership Interests are listed or quoted for trading on an established securities exchange.

     The General Partners have established a policy of limited transfers of BUC$ in secondary market transactions unless, notwithstanding such transfers, the Registrant will satisfy one or more applicable safe harbors prescribed by the Internal Revenue Service to avoid having the Registrant classified as a publicly traded partnership which could have adverse tax effects on investors. In order to comply with the safe harbor provisions, the transfer of BUC$ may be restricted. Furthermore, the Court's Order in connection with the proposed Related Settlement of the Class Action imposes certain restrictions on the transfer of BUC$. See Item 1. Business - Other Events.

     At March 3, 1997, there were 1,895 registered holders of an aggregate of 1,005,623 BUC$.

     There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant expects that cash distributions will continue to be paid in the future from Adjusted Cash Flows from Operations.

Distribution Information

     Distributions per BUC which were paid out of the Adjusted Cash Flows from Operations during 1996 and 1995 are set forth in the following table:

Cash Distribution                  Approximate                Total Amount                  Total Quarterly
for Quarter Ended                   Date Paid                of Distribution              Distribution Per BUC
-----------------                   ---------                ---------------              --------------------
March 31, 1996                        5/15/96                  $   232,501                     $ 0.2312
June 30, 1996                         8/14/96                      232,501                       0.2312
September 30, 1996                   11/15/96                      232,501                       0.2312
December 31, 1996                     2/14/97                      232,501                       0.2312
                                                               -----------                     --------

   Total for 1996                                              $   930,004                     $ 0.9248
                                                               ===========                     ========

March 31, 1995                        5/15/95                  $   232,501                     $ 0.2312
June 30, 1995                         8/14/95                      232,501                       0.2312
September 30, 1995                   11/15/95                      232,501                       0.2312
December 31, 1995                     2/14/96                      232,400                       0.2311
                                                               -----------                     --------

   Total for 1995                                              $   929,903                     $ 0.9247
                                                               ===========                     ========

     Total Adjusted Cash from Operations is the excess of cash revenue from operations of the Registrant's Properties over cash disbursements, without deduction for depreciation and amortization but after a reasonable allowance for cash reserves for repairs, replacements, contingencies, etc., as determined by the General Partners. Total Adjusted Cash from Operations remaining after payment of the Special Distribution to the General Partners (see Note 6 to the Financial Statements in Item 8, below) is distributed 98% to the BUC$holders and Limited Partners and 2% to the General Partners. Accordingly, in connection with the distributions set forth in the table above, the General Partners received, in payment of their 2% interest and Special Distributions, $129,052 and $129,053 during the years ended December 31, 1996 and 1995, respectively. Approximately $401,000 of the $930,000 and $269,000 of the $930,000 paid to BUC$holders in
1996 and 1995, respectively, represent a return of capital under generally accepted accounting principles (GAAP) basis (return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders.)

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and notes thereto contained in Item 8 hereof.

                                                                       For the Years Ended December 31,
                                           -----------------------------------------------------------------------------------------
OPERATIONS                                      1996               1995               1994               1993               1992
                                           ------------       ------------       ------------       ------------       ------------
Total revenues                             $  2,431,265       $  2,478,388       $  2,415,487       $  2,298,576       $  2,267,782
Total expenses                               (1,781,129)        (1,693,479)        (1,607,392)        (1,549,349)        (1,573,092)
                                           ------------       ------------       ------------       ------------       ------------

Net income                                 $    650,136       $    784,909       $    808,095       $    749,227       $    694,690
                                           ============       ============       ============       ============       ============
Net income per BUC                         $       0.53       $       0.66       $       0.68       $       0.62       $       0.57
                                           ============       ============       ============       ============       ============

                                                                                 December 31,
                                           -----------------------------------------------------------------------------------------
FINANCIAL POSITION                              1996               1995               1994               1993               1992
                                           ------------       ------------       ------------       ------------       ------------
Total Assets                               $ 21,080,259       $ 21,464,518       $ 21,760,649       $ 21,978,009       $ 22,607,806
                                           ============       ============       ============       ============       ============


Note Payable                               $  1,373,675       $  1,389,944       $  1,400,000       $  1,400,000       $  1,400,000
                                           ============       ============       ============       ============       ============


Total Liabilities                          $  1,837,820       $  1,813,260       $  1,835,243       $  1,801,641       $  2,121,700
                                           ============       ============       ============       ============       ============


Total Partners' Capital                    $ 19,242,439       $ 19,651,258       $ 19,925,406       $ 20,176,368       $ 20,486,106
                                           ============       ============       ============       ============       ============


DISTRIBUTIONS

Distributions per BUC                      $     0.9248       $     0.9247       $     0.9248       $     0.9248       $     0.9873
                                           ============       ============       ============       ============       ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Registrant's current primary source of funds is from (i) cash flow from operations of the shopping centers and (ii) interest earned on working capital which is invested in money market instruments.

     During the year ended December 31, 1996, cash and cash equivalents decreased approximately $213,000 primarily as a result of capital expenditures ($182,000), leasing commisions ($141,000), an increase in deferred loan costs ($34,000) and distributions to partners ($1,059,000), which exceeded net cash flows from operations ($1,220,000). Included in the adjustment to reconcile the net income to net cash flows from operations is net depreciation and amortization in the amount of approximately $598,000.

     The Registrant had a loan with Principal Mutual Life Insurance Company ("Principal Mutual") which matured on December 1, 1995. On July 29, 1996, the Registrant completed a refinancing with Principal Mutual of its mortgage in the amount of $1,400,000 and, on that date, the existing outstanding mortgage in the amount of $1,383,661 was paid off. The new loan with a final maturity of January 1, 2010 and a principal amount of $1,400,000, has an initial term of five years at a fixed interest rate of 7.03% per annum. Under the terms of the loan, principal and interest is payable in equal monthly installments of $13,405 based on a 13.5 year amortization schedule with the unpaid principal balance becoming fully due and payable at maturity. At the end of the initial five year term and again at the end of year ten, there is a renewal/call option; the interest rate will be adjusted based on an index pursuant to the loan document. This loan is prepayable without penalty only at those times. Costs incurred in connection with this loan will be amortized over the life of the loan. Between December 1, 1995 and the refinancing date, the Registrant made the required payments pursuant to the terms of the matured loan.

     In February 1997, a distribution of $232,501 was paid to the BUC$holders and $4,746 to the General Partner in payment of their 2% interest from Adjusted Cash From Operations for the quarter ended December 31, 1996.

     In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Registrant continues to receive rental revenue from the vacated tenant pursuant to the terms of the lease and both the tenant and the Registrant are actively pursuing potential sub-tenants or replacement tenants. As of March 15, 1997, this space has not been re-leased.

     The Registrant's investment in the shopping centers is subject to the risks arising from ownership of commercial properties. The Registrant has invested in shopping centers with substantial anchor tenants. Anchor tenants usually provide stability to a shopping center and a steady source of rental payments. A shopping center's revenues from all of its tenants can be adversely affected by the loss of its anchor tenant. If the rental income from the shopping center decreases, it could adversely affect distributions to BUC$holders and could affect the price the Registrant is able to receive upon sale of the properties.

     Future liquidity is expected to result from cash generated from the operations of the properties, interest earned on funds invested in short-term money market instruments and ultimately through the sale or refinancing of the properties. The Registrant anticipates that future tenant and capital improvements will be funded from cash generated from operations will be sufficient to fund in future years the Registrant's operating expenditures, debt service, future tenant and capital improvements and distributions.

     For a discussion of the proposed settlement of the Class Action relating to the Registrant, see Other Events in Item 1. Business above.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Registrant's investments in properties are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

     The primary components of the Registrant's results of operations for the year ended December 31, 1996 are the results of the Registrant's investments in three shopping centers. (See Item 2 and Item 14 Schedule III)

     The Registrant reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

     The determination of impairment is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Registrant's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of December 31, 1996.

1996 vs. 1995

     Net income per BUC was $.53 for the year ended December 31, 1996. This decrease of $.13 or $135,000 from 1995 to 1996 was primarily attributable to the following reasons.

     Rental income decreased approximately $75,000 or 3.9% from 1995 to 1996 primarily attributable to a decrease in occupancy at Applewood Centre.

     Recovery of common area maintenance charges increased approximately $45,000 from 1995 to 1996 primarily due to reimbursements for improvements at Rolling Hills Square.

     Operating expenses decreased approximately $7,000 from 1995 to 1996 primarily due to the payment by Applewood Centre of the gas and electric expenses for one of the tenants in 1995 for which the reimbursement in November 1995 was included in rental income.

     Repairs and maintenance increased approximately $73,000 from 1995 to 1996 primarily due to an increase in landscaping, painting and parking lot repairs at Rolling Hills Square.

     Bad debt expense decreased approximately $15,000 from 1995 to 1996 primarily due to a decrease in direct write-offs in 1996.

1995 vs. 1994

     Net income per BUC was $.66 for the year ended December 31, 1995. This decrease of $.02 or $23,000 from 1994 to 1995 was primarily attributable to the reasons below.

     Rental income increased approximately $80,000 or 4.3% from 1994 to 1995. This increase was primarily attributable to an increase in occupancy at Applewood Centre from 95% as of December 31, 1994 to 97% as of December 31, 1995. Rolling Hills Square and Mountain Park Plaza, with occupancy rates of 88% and 97% at December 31, 1995, respectively, had increases in rental income due to fewer rental concessions in 1995.

     Interest income increased approximately $7,000 from 1994 to 1995 primarily due to higher interest rates and invested balances in 1995.

     General and administrative expenses increased approximately $20,000 from 1994 to 1995 primarily due to the timing of certain accruals recorded in the respective periods.

     Operating expenses increased approximately $8,000 from 1994 to 1995 primarily due to the payment by Applewood Centre of the gas and electric expenses for one of the tenants in 1995 for which the reimbursement in November 1995, included in rental income.

     Repairs and maintenance increased approximately $34,000 from 1994 to 1995 primarily due to increased snow removal at Applewood Centre and landscaping performed at Rolling Hills Square, of which a portion is expected to be recovered through common area maintenance charges in subsequent quarters.

     Bad debt expense increased approximately $35,000 from 1994 to 1995 primarily due to an increase in direct write-offs in 1995.


Item 8. Financial Statements and Supplementary Data

(a)1.   Financial Statements


        Independent Auditors' Report                                            11

        Statements of Financial Condition as of December 31, 1996 and 1995      12

        Statements of Income for the years ended December 31, 1996, 1995 and
        1994                                                                    13

        Statements of Changes in Partners' Capital (Deficit) for the three
        years ended December 31, 1996, 1995 and 1994                            14

        Statements of Cash Flows for the years ended December 31, 1996, 1995,
        and 1994                                                                15

        Notes to Financial Statements                                           16

[Letterhead of Deloitte & Touche LLP]


                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Summit Insured Equity L.P. II
New York, New York


     We have audited the accompanying statements of financial condition of Summit Insured Equity L.P. II (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Insured Equity L.P. II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/DELOITTE & TOUCHE LLP
New York, New York
March 20, 1997

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION



                                     ASSETS

                                                                                                            December 31,
                                                                                               -------------------------------------
                                                                                                    1996                    1995
                                                                                               ------------            ------------
Property and equipment, net of accumulated depreciation of
   $2,564,790 and $2,180,124, respectively (Note 4)                                            $ 18,530,554            $ 18,742,999
Cash and cash equivalents                                                                         1,517,177               1,729,819
Accounts receivable-tenants, net of allowance for doubtful
   accounts of $8,000 and $10,000, respectively                                                     199,988                 173,846
Deferred insurance costs, net of accumulated amortization
   of $922,416 and $772,835, respectively (Note 3)                                                  573,395                 722,976
Deferred loan costs, net of accumulated amortization of
   $42,713 and $31,892, respectively (Note 3)                                                        31,312                   7,974
Deferred leasing commissions, net of accumulated amortization
   of $68,525 and $46,703, respectively (Note 3)                                                    178,766                  80,360
Other assets                                                                                         49,067                   6,544
                                                                                               ------------            ------------

   Total Assets                                                                                $ 21,080,259            $ 21,464,518
                                                                                               ============            ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Note payable (Note 8)                                                                       $  1,373,675            $  1,389,944
   Accounts payable and other liabilities                                                           166,258                 131,085
   Accrued real estate taxes                                                                        143,186                 142,806
   Due to General Partners and affiliates (Note 5)                                                  154,701                 149,425
                                                                                               ------------            ------------

   Total Liabilities                                                                              1,837,820               1,813,260
                                                                                               ------------            ------------

Contingencies (Note 9)

Partners' Capital (Deficit):

   Limited Partners (1,005,623 BUC$ issued and outstanding)                                      19,318,933              19,719,573
   General Partners                                                                                 (76,494)                (68,315)
                                                                                               ------------            ------------

   Total Partners' Capital                                                                       19,242,439              19,651,258
                                                                                               ------------            ------------

   Total Liabilities and Partners' Capital                                                     $ 21,080,259            $ 21,464,518
                                                                                               ============            ============



See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME



                                                                                                 Years Ended December 31,
                                                                                    ------------------------------------------------
                                                                                       1996               1995               1994
                                                                                    ----------         ----------         ----------
Revenues:

   Rental income                                                                    $1,866,910         $1,942,339         $1,862,043
   Recovery of common area maintenancce charges                                        243,455            198,906            215,928
   Real estate tax reimbursements                                                      278,576            294,912            306,417
   Interest income                                                                      31,527             29,092             21,849
   Other                                                                                10,797             13,139              9,250
                                                                                    ----------         ----------         ----------

   Total revenues                                                                    2,431,265          2,478,388          2,415,487
                                                                                    ----------         ----------         ----------

Expenses:

   General and administrative                                                          119,002            131,093            111,588
   General and administrative - related parties (Note 5)                               197,186            203,184            205,904
   Operating                                                                            34,160             41,569             33,585
   Repairs and maintenance                                                             282,516            209,154            175,335
   Real estate taxes                                                                   370,488            357,516            353,742
   Insurance                                                                            48,377             48,175             53,476
   Interest                                                                            111,458            112,700            122,500
   Bad debt                                                                             20,428             35,649                222
   Depreciation and amortization                                                       597,514            554,439            551,040
                                                                                    ----------         ----------         ----------

   Total expenses                                                                    1,781,129          1,693,479          1,607,392
                                                                                    ----------         ----------         ----------

Net income                                                                          $  650,136         $  784,909         $  808,095
                                                                                    ==========         ==========         ==========
Allocation of Net Income:

   Limited Partners                                                                 $  529,263         $  661,340         $  684,063
                                                                                    ==========         ==========         ==========

   General Partners                                                                 $   10,801         $   13,497         $   13,960
                                                                                    ==========         ==========         ==========

   Special Distributions to General Partners (Note 6)                               $  110,072         $  110,072         $  110,072
                                                                                    ==========         ==========         ==========

Net income per BUC                                                                  $      .53         $      .66         $      .68
                                                                                    ==========         ==========         ==========



See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                               Total           Limited Partners     General Partners
                                                                           ------------        ----------------     ----------------
Partners' capital (deficit) - January 1, 1994                              $ 20,176,368          $ 20,234,178        $    (57,810)

Net income                                                                      808,095               684,063             124,032

Distributions                                                                (1,059,057)             (930,004)           (129,053)
                                                                           ------------          ------------        ------------

Partners' capital (deficit) - December 31, 1994                              19,925,406            19,988,237             (62,831)

Net income                                                                      784,909               661,340             123,569

Distributions                                                                (1,059,057)             (930,004)           (129,053)
                                                                           ------------          ------------        ------------

Partners' capital (deficit) - December 31, 1995                              19,651,258            19,719,573             (68,315)

Net income                                                                      650,136               529,263             120,873

Distributions                                                                (1,058,955)             (929,903)           (129,052)
                                                                           ------------          ------------        ------------

Partners' capital (deficit) - December 31, 1996                            $ 19,242,439          $ 19,318,933        $    (76,494)
                                                                           ============          ============        ============





See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS


                                                                                               Years Ended December 31,
                                                                                    -----------------------------------------------
                                                                                        1996              1995              1994
                                                                                    -----------       -----------       -----------
Cash flows from operating activities:

Net income                                                                          $   650,136       $   784,909       $   808,095
                                                                                    -----------       -----------       -----------

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                        597,514           554,439           551,040
   (Increase) decrease in accounts receivable-tenants                                   (24,142)           62,111          (135,195)
   Decrease in allowance for doubtful accounts                                           (2,000)           (6,000)          (23,000)
   Decrease (increase) in other assets                                                  (42,523)                2            34,020
   Increase (decrease) in due to General Partners and affiliates                          5,276            30,565            (5,945)
   Increase in accrued real estate taxes                                                    380               748             4,983
   Increase (decrease) in accounts payable and other liabilities                         35,173           (43,240)           34,564
                                                                                    -----------       -----------       -----------

   Total adjustments                                                                    569,678           598,625           460,467
                                                                                    -----------       -----------       -----------

   Net cash provided by operating activities                                          1,219,814         1,383,534         1,268,562
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:

   Improvements of property and equipment                                              (181,655)              (21)          (12,097)
   Leasing commissions paid                                                            (141,418)          (41,608)          (26,671)
                                                                                    -----------       -----------       -----------

   Net cash used in investing activities                                               (323,073)          (41,629)          (38,768)
                                                                                    -----------       -----------       -----------

Cash flows from financing activities:

   Proceeds from note payable                                                         1,400,000                 0                 0
   Principal repayments on notes payable                                             (1,416,269)          (10,056)                0
   Increase in deferred loan costs                                                      (34,159)                0                 0
   Distributions paid                                                                (1,058,955)       (1,059,057)       (1,059,057)
                                                                                    -----------       -----------       -----------

   Net cash used in financing activities                                             (1,109,383)       (1,069,113)       (1,059,057)
                                                                                    -----------       -----------       -----------

Net (decrease) increase in cash and cash equivalents                                   (212,642)          272,792           170,737

Cash and cash equivalents at beginning of year                                        1,729,819         1,457,027         1,286,290
                                                                                    -----------       -----------       -----------

Cash and cash equivalents at end of year                                            $ 1,517,177       $ 1,729,819       $ 1,457,027
                                                                                    ===========       ===========       ===========
Supplemental information:

   Interest paid                                                                    $   111,458       $   112,700       $   122,500
                                                                                    ===========       ===========       ===========



See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 1 - General

     Summit Insured Equity L.P. II (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on July 17, 1987. The general partners of the Partnership (the "General Partners") are RIDC II, L.P., a Delaware limited partnership (the "Related General Partner"), and Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"). The General Partners manage and control the affairs of the Partnership.

     The Partnership's fiscal year ends on December 31.

     The Partnership owns three shopping centers: Rolling Hills Square located in Tucson, Arizona; Mountain Park Plaza located in Atlanta, Georgia; and Applewood Centre located in Omaha, Nebraska.

     The Partnership has purchased an insurance policy (the "Policy") which insures, but does not guarantee, that the cumulative amount of Insured Cash Available for Distribution from all sources, as determined in accordance with the Policy and related agreement, together with the appraised values of the real estate then owned by the Partnership, will equal at least 100% and up to a maximum of 125% of Original Contributions on the tenth anniversary of the final property acquisition date. The Policy is intended to cover various economic risks of the ownership of the properties, but does not apply to certain losses, costs, penalties or expenses, including, among others, those arising out of any physical loss, damage, loss of use or other physical injury to the properties.


NOTE 2 - Summary of Significant Accounting Policies

     a) Basis of Accounting

     The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The difference between tax basis net income and GAAP basis net income was not significant for the years ended December 31, 1996 and 1994. The GAAP basis net income was greater than tax basis net income by approximately $67,000 for the year ended December 31, 1995 primarily due to a non-recurring tax adjustment to amortization expense relating to prior years.

     b) Property and Equipment

     The carrying amount includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties, less amounts received from sellers' rental guarantees. Buildings are depreciated on the straight line basis over their estimated useful lives of 40 years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments that significantly extend the useful life of a property are capitalized.

     The Partnership reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties to be held and used is determined to exist

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 2 - Summary of Significant Accounting Policies (continued)


when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

     The determination of impairment value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairment have been recorded as of December 31, 1996.

     c) Rental Income

     Rental income includes amounts received and accrued from operating leases as well as amounts related to the reimbursement of common area maintenance charges, real estate taxes and insurance.

     d) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term instruments with an original maturity of three months or less whose cost approximates market value.

     e) Income Taxes

     The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the individual partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.


NOTE 3 - Costs, Fees and Expenses

     a) Public Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization costs. These costs were capitalized and amortized over a 60-month period. Costs incurred to sell Partnership units (BUC$) including brokerage and underwriting commissions (7% of the Gross Proceeds), certain printing costs, and non-accountable expense allowances were considered selling and offering expenses and charged to Limited Partners' capital.

     b) Acquisition Fees

     At investor closings, the General Partners were paid a property acquisition fee (equal to 5% of the Gross Proceeds) for evaluating real property to be acquired. This fee, along with acquisition expenses incurred by the Partnership, was allocated to the properties based on the cost of shopping centers acquired.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 3 - Costs, Fees and Expenses (continued)

     c) Deferred Insurance Costs

     Costs related to the insurance policy purchased for the benefit of the Limited Partners are being amortized over a 10 year period ( the life of the insurance policy) which commenced with the date of the Partnership's final acquisition of Applewood Centre on November 8, 1990.

     d) Deferred Loan Costs

     Costs incurred with the refinancing of the note payable in 1991 were capitalized and were amortized over the life of the note. Costs incurred in connection with the refinancing of the note payable which matured in 1995 and was extended to 2010 during 1996, are being capitalized and will be amortized over the life of the note (see Note 8).

     e) Deferred Leasing Commissions

     Costs incurred in connection with the lease-up of vacant space and lease renewals have been capitalized and are being amortized over the term of the underlying leases.

     Amortization related to the deferred costs described above is included in depreciation and amortization expense.

     f) Other Expenses

     In addition to the costs, fees, and expenses discussed above, the Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses payable by or allocable to the Partnership. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

     g) Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with current year's presentation.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 4 - Property and Equipment

     The components of Property and Equipment are as follows:

                                                           December 31,
                                                  ------------------------------
                                                      1996              1995
                                                  -----------       -----------
     Land                                         $ 6,445,794       $ 6,445,794
     Buildings and improvements                    14,649,550        14,477,329
                                                  -----------       -----------

                                                   21,095,344        20,923,123

     Less:  Accumulated depreciation                2,564,790         2,180,124
                                                  -----------       -----------

                                                  $18,530,554       $18,742,999
                                                  ===========       ===========

     Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at December 31, 1996 and 1995. However, the carrying value of certain properties may be in excess of their appraised values as of such dates.

     The following list compares gross rental revenues for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues for each of the three years in the period ended December 31, 1996. In each year interest income accounted for the balance of gross revenues.

                                               1996          1995          1994
                                               ----          ----          ----

     Rolling Hills Square/Tucson, AZ            35%           32%           33%
     Mountain Park Plaza/Atlanta, GA            28%           28%           27%
     Applewood Centre/Omaha, NE                 36%           39%           39%


NOTE 5 - Related Party Transactions

     The costs and expenses incurred to related parties for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                                           Year Ended December 31,
                                                                          ---------------------------------------------------------
                                                                             1996                   1995                    1994
                                                                          ---------               ---------               ---------
Expense reimbursement (a)                                                 $  83,714               $  83,425               $  97,913
Property management fees (b)                                                104,943                 109,324                 108,405
Leasing costs (c)                                                             2,809                   4,735                  (2,914)
Insurance services (d)                                                        5,720                   5,700                   2,500
                                                                          ---------               ---------               ---------

                                                                          $ 197,186               $ 203,184               $ 205,904
                                                                          =========               =========               =========

     (a) The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 5 - Related Party Transactions (continued)


management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

     (b) The Partnership's three properties are being managed by RCC Property Advisors, Inc. (the "Manager"), an affiliate of the Related General Partner.

     (c) Leasing costs, representing travel and other reimbursable expenses incurred, are paid to RCC in connection with the lease-up of vacant space and lease renewals. In addition, capitalized leasing commissions paid to the Manager for the years ended December 31, 1996 and 1995 were $141,000 and $13,000, respectively.

     (d) Four of the officers of the Related General Partner have ownership interest in Multi-Family Program Manager Inc., a company which has provided insurance services for the properties.

     The distributions earned by the General Partners for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                   Year Ended December 31,
                                              ---------------------------------
                                                1996        1995         1994
                                              --------    --------     --------
     Special Distributions                    $110,072    $110,072     $110,072
     Regular Distributions of
       Cash from Operations                     18,980      18,981       18,981
                                              --------    --------     --------

                                              $129,052    $129,053     $129,053
                                              ========    ========     ========

     As of December 31, 1996, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 1,980 BUC$.


NOTE 6 - Profit and Loss Allocations/Distributions

     For financial reporting purposes, net profits or losses, after Special Distributions to the General Partners, are allocated 98% to the Limited Partners and BUC$holders and 2% to the General Partners.

     Net income per BUC is computed based on the net income for the period allocated to the Limited Partners divided by the number of BUC$ outstanding for the period.

     The General Partners are paid a Special Distribution of Adjusted Cash from Operations equal to 0.5% of Invested Assets per annum (as defined in the Partnership Agreement) for managing the affairs of the Partnership.

     Distributions of cash are based on Adjusted Cash from Operations after payment of Special Distributions as defined in the Partnership Agreement are allocated 98% to the Limited Partners and BUC$holders and 2% to the General Partners.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 7 - Leases

     Future minimum base rentals due from tenants under non-cancellable operating leases as of December 31, 1996 are as follows:

     Year Ending December 31                                           Amount
     -----------------------                                           ------

             1997                                                   $ 1,711,216
             1998                                                     1,575,574
             1999                                                     1,438,855
             2000                                                     1,370,076
             2001                                                     1,270,784
             Thereafter                                               9,610,806
                                                                    -----------

             Total                                                  $16,977,311
                                                                    ===========

     Certain leases require the lessees to reimburse the Partnership for real estate taxes, insurance costs and certain other reimbursable expenses.

     There are two tenants in two of the shopping centers who paid rent in excess of 10% of the Partnership's total revenue. The amounts received by the Partnership in each of the years ended December 31, 1996, 1995 and 1994 were:

                                                             Rent
     Tenant                                                Received
     ------                                                --------

     A&P Futurestore                                       $269,496
     Hy-Vee Food Stores                                     366,171

     There were two tenants in two shopping centers who received free rent during 1996 and it is not anticipated that any tenants will receive free rent in 1997. The total amount of free rent was less than 1% of net rental income.


NOTE 8 - Note Payable

     The Partnership had a loan with Principal Mutual Life Insurance Company ("Principal Mutual") which matured on December 1, 1995. On July 29, 1996, the Partnership completed a refinancing with Principal Mutual of its mortgage in the amount of $1,400,000 and, on that date, the existing outstanding mortgage in the amount of $1,383,661 was paid off. The new loan, with a final maturity of January 1, 2010 and a principal amount of $1,400,000, has an initial term of five years at a fixed interest rate of 7.03% per annum. Under the terms of the loan, principal and interest are payable in equal monthly installments of $13,405 based on a 13.5 year amortization schedule with the unpaid principal balance becoming fully due and payable at maturity. At the end of the initial five year term and again at the end of year ten, there is a renewal/call option; the interest rate will be adjusted based on an index pursuant to the loan document. This loan is prepayable without penalty only at those times. Costs incurred in connection with this loan will be amortized over the life of the loan. Between December 1, 1995 and the refinancing date, the Partnership made the required payments pursuant to the terms of the matured loan.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 8 - Note Payable (continued)


     Annual principal payment requirements as of December 31, 1996 for each of the next five fiscal years and thereafter are as follows:

     Year Ending                                        Amount
     -----------                                        ------

     1997                                            $     66,408
     1998                                                  71,230
     1999                                                  76,402
     2000                                                  81,950
     2001                                                  87,900
     Thereafter                                           989,785
                                                     ------------

                                                     $  1,373,675
                                                     ============


The Partnership has determined that the carrying value of the note payable approximates its fair value at December 31, 1996 and 1995.

NOTE 9 - Contingencies

     On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants.

     By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

     On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and three other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 9 - Contingencies (continued)


     The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Partnership and Summit Insured Equity L.P., Summit Preferred Equity L.P. and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

     In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Partnership by the Court.

     Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 10 - Subsequent Event

     In February 1997, a distribution of $232,501 was paid to the BUC$holders and $4,746 to the General Partner in payment of their 2% interest from Adjusted Cash From Operations for the quarter ended December 31, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Registrant has no directors or executive officers. The Registrant's affairs are managed and controlled by the General Partners. Certain information concerning the directors and officers of the General Partners are set forth below.

     The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

     The directors and executive officers of PBP with regard to managing the Registrant are as follows:

      Name                                    Position
      ----                                    --------
      Thomas F. Lynch, III                    President, Chief Executive Officer, Chairman of the
                                              Board of Directors and Director

      Barbara J. Brooks                       Vice President-Finance and Chief Financial Officer

      Eugene D. Burak                         Vice President

      Chester A. Piskorowski                  Senior Vice President

      Frank W. Giordano                       Director

      Nathalie P. Maio                        Director


     THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of PSI, an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

     BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

     EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

     CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

     FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

     NATHALIE P. MAIO, age 46, is a Director of PBP. Ms. Maio is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work. She joined the Law Department of PSI in 1983; presently, she also serves in various capacities for other affiliated companies.

     There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.


The Related General Partner

     The directors and executive officers of the general partner of the Related General Partner with respect to the Registrant and their positions with the general partner of the Related General Partner are as follows:

     Name                                      Position
     ----                                      --------

     J. Michael Fried                          President and Director

     Stephen M. Ross                           Director

     Stuart J. Boesky                          Vice President

     Alan P. Hirmes                            Vice President

     Richard A. Palermo                        Treasurer

     Lynn A. McMahon                           Secretary


     J. MICHAEL FRIED, 52, is President and a Director of the general partner of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     STEPHEN M. ROSS, 56, is a Director of the Related General Partner, and is also President of The Related Companies, L.P. ("Related"). He graduated from The University of Michigan with a Bachelor of Business Administration and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

     STUART J. BOESKY, 40, is a Vice President of the general partner of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital, where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

     ALAN P. HIRMES, 42, is a Vice President of the general partner of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     RICHARD A. PALERMO, 36, is Treasurer of the general partner of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

     LYNN A. McMAHON, 41, is Secretary of the general partner of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

     There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Item 11. Executive Compensation.

     The Registrant has no officers or directors. The Registrant does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement, the Registrant has entered into certain arrangements with the General Partners and their affiliates, which provide for compensation to be paid to the General Partners and their affiliates. Such arrangements include (but are not limited to) Special Distributions of Adjusted Cash from Operations and accountable expense reimbursements. In addition, the General Partners are entitled to a subordinated interest in Cash from Sales or Financings and a 2% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Registrant. See Note 5 to the Financial Statements in Item 8 above, for a discussion of the amounts paid to the General Partners and their affiliates during the year ended December 31, 1996.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 3, 1997, no person was known by the Registrant to be the beneficial owner of more than five percent of the limited partnership interests and/or BUC$.

     As of March 3, 1997, the directors and officers of the Related General Partner as a group own directly or indirectly in the aggregate 93.9% of the shares of common stock of the general partner of the Related General Partner. No director or officer of either General Partner owns any interest in PBP.

     As of March 3, 1997, no director or officer of either General Partner owns any BUC$ or limited partnership interests in the Registrant.


Item 13. Certain Relationships and Related Transactions.

     The Registrant has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and as set forth below. See Note 5 to the Financial Statements in Item 8 above. However, there have been no direct financial transactions between the Registrant and the directors and officers of the General Partners.

     Rolling Hills Square, Mountain Park Plaza and Applewood Centre are managed by RCC Property Advisors, Inc. (the "Manager"), an affiliate of the Related General Partner. Management fees earned by and leasing costs reimbursed to the Manager, and included in the statement of income, for the years ended December 31, 1996, 1995 and 1994, respectively, were approximately $108,000, $114,000 and $105,000, respectively. Management fees are calculated as 4.5% of gross rental receipts from the properties. In addition, capitalized leasing commissions paid to the Manager for the years ended December 31, 1996 and 1995 were $141,000 and $13,000, respectively.

     Four of the officers of the Related General Partner have an ownership interest in Multi-Family Program Manager Inc., a company which provides insurance services to the properties. The amounts earned by Multi-Family Program Manager Inc. were approximately $5,700, $5,700 and $2,500 during 1996, 1995 and 1994, respectively.

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.

                                                                                                  Sequential
                                                                                                     Page
                                                                                                  ----------
(a) 1.        Financial Statements

              Independent Auditors' Report                                                        11

              Statements of Financial Condition - December 31, 1996 and 1995                      12

              Statements of Income - three years ended December 31, 1996                          13

              Statements of Changes in Partners' Capital (Deficit) - three years
              ended December 31, 1996                                                             14

              Statements of Cash Flows - three years ended December 31, 1996                      15

              Notes to Financial Statements                                                       16


(a) 2.        Financial Statement Schedules

              Schedule II   -    Valuation and Qualifying Accounts and Reserves -
                                 Three Years Ended December 31, 1996                              32

              Schedule III  -    Real Estate and Accumulated Depreciation and Notes
                                 to Schedule - Three Years Ended December 31, 1996                33

              All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes hereto.


(a) 3.        Exhibits

(3A)          The Partnership's Certificate of Limited Partnership as filed with the
              Secretary of State of the State of Delaware, incorporated by reference to
              Exhibit 4 to the Partnership's Registration Statement on Form S-11, File
              No. 33-16697, as amended

(3B)          The Partnership's Amended and Restated Agreement of Limited
              Partnership, incorporated by reference to Exhibit A to the Partnership's Prospectus, dated November 13, 1987 (the
              "Prospectus"), filed, pursuant to Rule 424(b) under the Securities
              Act of 1933, as part of the Partnership's Registration Statement on Form S-11, File No. 33-16697, as amended

(3C)          Amendment No. 1, dated February 1, 1988, to the Partnership's Amended and
              Restated Agreement of Limited Partnership, incorporated by reference to
              Exhibit 3C to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.

                                                                                                  Sequential
                                                                                                     Page
                                                                                                  ----------
(3D)          Amendment No. 2, dated March 25, 1988, to the Partnership's Amended and
              Restated Agreement of Limited Partnership, incorporated by reference to
              Exhibit 3D to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987

(10A)         Continental Casualty Company Insurance Policy issued to the
              Partnership, incorporated by reference to Exhibit 10A to the Partnership's Annual Report on Form 10-K for the year ended
              December 31, 1987

(10B)         Indemnity Agreement among Continental Casualty Company, the
              Partnership and the General Partners, incorporated by reference to
              Exhibit 10B to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987

(10C)         Amendment to the Indemnity agreement among Continental Casualty Company, the Partnership and the General Partners dated November 5, 1991

(10D)         Management Agreement between RCC Property Advisors and the
              Partnership, dated May 1992. Incorporated by reference to Exhibit
              10E to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992

(10E)         Secured Promissory Note between Principal Mutual Life Insurance Company and the Partnership dated December 11, 1992.  Incorporated by reference to Exhibit 10F to the Partnership's Annual Report on Form 10-K for the
              year ended December 31, 1992

(99A)         Settlement Agreement between Mountain Park Plaza Limited Partnership and the Partnership dated October 16, 1992.  Incorporated by reference to the
              Partnership's Annual Report on Form 10-K for the year ended December 31,
              1992

(27)          Financial Data Schedule (filed herewith)                                            35

(99B)         Settlement Agreement between Rolling Hills Devco and the Partnership dated August 6, 1992.  Incorporated by reference to the Partnership's
              Annual Report on Form 10-K for the year ended December 31, 1992



(b)           Reports on Form 8-K

              Report on Form 8-K dated December 31, 1996 was filed on January
              10, 1997 relating to a preliminary approval order with respect to the settlement of current class action litigation.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SUMMIT INSURED EQUITY L.P. II


                              By: RIDC II, L.P.
                                  A Delaware Limited Partnership, General
                                  Partner

                                  By: RELATED INSURED EQUITY ASSOCIATES II, INC.
                                      A Delaware Corporation, as the General
                                      Partner of the Related General Partner

Date:  March 27, 1997

                                      By: /s/ J. Michael Fried
                                          --------------------------------------
                                          J. Michael Fried
                                          President and Director


                                      and



                                  By: PRUDENTIAL-BACHE PROPERTIES, INC.
                                      A Delaware Corporation, as General Partner

Date:  March 27, 1997

                                      By: /s/ Thomas F. Lynch, III
                                          --------------------------------------
                                          Thomas F. Lynch, III
                                          President, Chief Executive Officer,
                                          Chairman of the Board of Directors and
                                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


          Signature                                       Title                                          Date
          ---------                                       -----                                          ----



                                           President (principal executive officer)
/s/ J. Michael Fried                       and Director of Related Insured Equity
--------------------------------           Associates II, Inc. (as General Partner of the
J. Michael Fried                           General Partner of the Partnership)                      March 27, 1997



/s/ Alan P. Hirmes                         Vice President (principal financial officer)
--------------------------------           of Related Insured Equity Associates II,
Alan P. Hirmes                             Inc.                                                     March 27, 1997



/s/ Richard A. Palermo                     Treasurer (principal accounting officer)
--------------------------------           of Related Insured Equity
Richard A. Palermo                         Associates II, Inc.                                      March 27, 1997


/s/ Stephen M. Ross
--------------------------------           Director of  Related Insured Equity
Stephen M. Ross                            Associates II, Inc.                                      March 27, 1997



                                           Chairman of the Board, President,
/s/ Thomas F. Lynch, III                   (principal executive officer)
--------------------------------           and Director of Prudential-Bache Properties,
Thomas F. Lynch, III                       Inc. (a General Partner of the Partnership)              March 27, 1997



/s/ Barbara J. Brooks                      Vice President - Finance and Chief Financial
--------------------------------           Officer (principal financial officer) of
Barbara J. Brooks                          Prudential-Bache Properties, Inc.                        March 27, 1997


/s/ Nathalie P. Maio
--------------------------------           Director of Prudential-Bache Properties, Inc.            March 27, 1997
Nathalie P. Maio


/s/ Eugene D. Burak                        Vice President of
--------------------------------           Prudential-Bache Properties, Inc.                        March 27, 1997
Eugene D. Burak


/s/ Frank W. Giordano
--------------------------------
Frank W. Giordano                          Director of Prudential-Bache Properties, Inc.            March 27, 1997

                          SUMMIT INSURED EQUITY L.P. II
                             (A LIMITED PARTNERSHIP)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                        Additions-
                                                       Balance at        Amounts
 Year Ended                                            Beginning        Reserved      Deduction-      Balance at
December 31                   Name                     of Period       During Year    Write-offs    End of Period
-----------                   ----                     ---------       -----------    ----------    -------------

     1996         Allowance for Doubtful Accounts        $10,000         $21,000       $(23,000)       $ 8,000

     1995         Allowance for Doubtful Accounts        $16,000         $36,000       $(42,000)       $10,000

     1994         Allowance for Doubtful Accounts        $39,000         $     0       $(23,000)       $16,000

                          SUMMIT INSURED EQUITY L.P. II
                             (A LIMITED PARTNERSHIP)
                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


                                                                           Cost Capitalized
                                       Initial Cost to Partnership (A)       Subsequent to          Purchase Price Adjustments (B)
                                       -------------------------------       Acquisition         -----------------------------------
                                                         Buildings and     -----------------                           Buildings and
                                           Land           Improvements       Improvements           Land                Improvements
                                           ----           ------------       ------------           ----                ------------
Shopping Centers:

Rolling Hills Square                   $ 3,110,216        $ 3,369,403        $   223,284         $  (282,634)           $  (304,006)
    Tucson, AZ

Mountain Park Plaza                      1,760,758          5,290,190             27,049             (74,822)(C)            (82,276)
    Atlanta, GA

Applewood Centre                         2,031,678          6,433,640              7,037             (99,402)              (314,771)
    Omaha, NE                          -----------        -----------        -----------         -----------            -----------

                                       $ 6,902,652        $15,093,233        $   257,370         $  (456,858)           $  (701,053)
                                       ===========        ===========        ===========         ===========            ===========


                                                                        Gross Amount at which
                                                                    Carried At Close of Period (D)
                                                       -------------------------------------------------------
                                                                            Buildings and                                Accumulated
                                                           Land             Improvements              Total             Depreciation
                                                           ----             ------------              -----             ------------
Shopping Centers:

Rolling Hills Square                                   $ 2,827,582           $ 3,288,681           $ 6,116,263           $   700,323
    Tucson, AZ

Mountain Park Plaza                                      1,685,936             5,234,963             6,920,899               920,600
    Atlanta, GA

Applewood Centre                                         1,932,276             6,125,906             8,058,182               943,867
    Omaha, NE                                          -----------           -----------           -----------           -----------

                                                       $ 6,445,794           $14,649,550           $21,095,344           $ 2,564,790
                                                       ===========           ===========           ===========           ===========

                                                                 Life on which
                                                                Depreciation in
                                                                 Latest Income
                                     Year of        Date         Statement is
                                  Construction    Acquired         Computed
                                  ------------    --------         --------
Shopping Centers:

Rolling Hills Square                  1980        Aug. 1988        40 years
    Tucson, AZ

Mountain Park Plaza                   1988        Dec. 1989        40 years
    Atlanta, GA

Applewood Centre                      1989        Nov. 1990        40 years
    Omaha, NE

                          SUMMIT INSURED EQUITY L.P. II
                             (A LIMITED PARTNERSHIP)
                              ITEM 14, SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996



(A) Included in buildings and improvements are acquisition fees of $1,508,435 as well as the reserve for repairs of $100,000 for Rolling Hills Square.

(B) Amounts received and accrued from sellers' rental guarantees from the sellers of the properties purchased by the Registrant.

(C)  Includes $55,900 received from condemnation award.

(D)  Aggregate cost for federal income tax purposes is $21,198,161

     Reconciliation of Real Estate Owned:

                                                                                     Years Ended December 31,
                                                                   --------------------------------------------------------------
                                                                      1996                     1995                      1994
                                                                   -----------              -----------               -----------
     Balance at beginning of period:                               $20,923,123              $20,926,756               $20,914,659
         Improvements                                                  181,655                       21                    12,097
         Write-off fully amortized improvements                         (9,434)                  (3,654)                        0
                                                                   -----------              -----------               -----------

     Balance at close of period:                                   $21,095,344              $20,923,123               $20,926,756
                                                                   ===========              ===========               ===========

     Reconciliation of Accumulated Depreciation:

     Balance at beginning of period:                               $ 2,180,124              $ 1,811,739               $ 1,438,668
         Depreciation Expense                                          394,100                  372,039                   373,071
         Write-off fully amortized improvements                         (9,434)                  (3,654)                        0
                                                                   -----------              -----------               -----------

     Balance at close of period:                                   $ 2,564,790              $ 2,180,124               $ 1,811,739
                                                                   ===========              ===========               ===========