Form 10-Q
period 1997-03-31
SUMMIT INSURED EQUITY L P II
filed 1997-05-14
CIK 820590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


                                       OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934


                         Commission File Number 0-16873


                          SUMMIT INSURED EQUITY L.P. II
                          -----------------------------
             (Exact names of registrant as specified in its charter)



         Delaware                                               13-3464704
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



 625 Madison Avenue, New York, New York                            10022
----------------------------------------                         ----------
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
                                   (Unaudited)

                                                      ===========  ===========
                                                       March 31,   December 31,
                                                         1997          1996
                                                      -----------  -----------
ASSETS
Property and equipment, net of accumulated
   depreciation of $2,665,984 and $2,564,790,
   respectively (Note 2)                              $18,715,685  $18,530,554
Cash and cash equivalents                               1,259,837    1,517,177
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $25,000 and $8,000,
   respectively                                           217,959      199,988
Deferred insurance costs, net of accumulated
   amortization of $959,812 and $922,416,
   respectively                                           535,999      573,395
Deferred loan costs, net of accumulated amortization
   of $4,555 and $42,713, respectively                     29,604       31,312
Deferred leasing commissions, net of accumulated
   amortization of $77,782 and $68,525, respectively      183,427      178,766
Other assets                                               39,765       49,067
                                                      -----------  -----------
   Total Assets                                       $20,982,276  $21,080,259
                                                      ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Note payable                                       $ 1,357,507  $ 1,373,675
   Accrued real estate taxes                              187,204      143,186
   Due to General Partners and affiliates (Note 3)        199,468      154,701
   Accounts payable and other liabilities                 173,426      166,258
                                                      -----------  -----------
   Total Liabilities                                    1,917,605    1,837,820
                                                      -----------  -----------
Contingencies (Note 4)
Partners' Capital (Deficit):
   Limited Partners (1,005,623 BUC$
     issued and outstanding)                           19,144,720   19,318,933
   General Partners                                       (80,049)     (76,494)
                                                      -----------  -----------
   Total Partners' Capital                             19,064,671   19,242,439
                                                      -----------  -----------
   Total Liabilities And Partners' Capital            $20,982,276  $21,080,259
                                                      ===========  ===========

                       See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                              Statements of Income
                                   (Unaudited)

                                                         =====================
                                                           Three Months Ended
                                                                 March 31,
                                                         ---------------------
                                                           1997         1996
                                                         ---------------------
Revenues:
   Rental income                                         $458,573     $462,507
   Recovery of common area maintenance charges             60,864       49,727
   Real estate tax reimbursements                          69,644       73,728
   Interest income                                          7,890        6,727
   Other income                                               785        1,251
                                                         --------     --------
    Total revenues                                        597,756      593,940
                                                         --------     --------
Expenses:
   General and administrative                              31,867       11,983
   General and administrative-related parties (Note 3)     46,656       36,144
   Operating                                               12,380        8,542
   Repairs and maintenance                                125,500       42,987
   Real estate taxes                                       92,622       89,379
   Insurance                                               10,711       11,821
   Interest                                                23,953       29,489
   Bad debt                                                17,516       47,958
   Depreciation and amortization                          149,555      141,573
                                                         --------     --------
    Total expenses                                        510,760      419,876
                                                         --------     --------
Net Income                                               $ 86,996     $174,064
                                                         ========     ========
Allocation of Net
   Income:
   Limited Partners                                      $ 58,288     $143,615
                                                         ========     ========
   General Partners                                      $  1,190     $  2,931
                                                         ========     ========
   Special distributions to
    General Partners                                     $ 27,518     $ 27,518
                                                         ========     ========
Net Income per BUC                                       $    .06     $    .14
                                                         ========     ========


                       See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
              Statements of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                               =============================================
                                                 Limited           General
                                  Total          Partners          Partners
                               ---------------------------------------------

Partners' capital (deficit) -
   January 1, 1997             $19,242,439       $19,318,933      $  (76,494)
Net income                          86,996            58,288          28,708
Distributions                     (264,764)         (232,501)        (32,263)
                               -----------       -----------      ----------
Partners' capital (deficit) -
   March 31, 1997              $19,064,671       $19,144,720      $  (80,049)
                               ===========       ===========      ==========




                     See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                              Statements of Cash Flows
                                   (Unaudited)

                                                       =======================
                                                        Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          1997          1996
                                                       -----------------------
Cash flows from operating activities:
Net income                                             $   86,996   $  174,064
                                                       ----------   ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                          149,555      141,573
   Increase in accounts receivable-tenants                (34,971)     (31,650)
   Increase in allowance for doubtful accounts             17,000       45,000
   Decrease (increase) in other assets                      9,302      (35,462)
   Increase in due to General Partners and affiliates      44,767        4,660
   Increase in accrued real estate taxes                   44,018       39,291
   Increase in  accounts payable and other
     liabilities                                            7,168       27,105
                                                       ----------   ----------
   Total adjustments                                      236,839      190,517
                                                       ----------   ----------
   Net cash provided by operating activities              323,835      364,581
                                                       ----------   ----------

Cash flows from investing activities:
   Improvements to property and equipment                (286,325)     (70,448)
   Leasing commissions paid                               (13,918)      (3,677)
                                                       ----------   ----------
   Net cash used in investing activities                 (300,243)     (74,125)
                                                       ----------   ----------

Cash flows from financing activities:
   Increase in deferred loan costs                              0      (29,000)
   Principal repayments on note payable                   (16,168)      (2,653)
   Distributions paid                                    (264,764)    (264,663)
                                                       ----------   ----------
   Net cash used in financing activities                 (280,932)    (296,316)
                                                       ----------   ----------

Net decrease in cash and cash equivalents                (257,340)      (5,860)

Cash and cash equivalents at beginning of period        1,517,177    1,729,819
                                                       ----------   ----------
Cash and cash equivalents at end of period             $1,259,837   $1,723,959
                                                       ==========   ==========

Supplemental information:

   Interest paid                                       $   24,048   $   29,489
                                                       ==========   ==========


                       See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)
Note 1 - General

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

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the annual financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996.

The Partnership reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, the Partnership estimates the future cash flows expected to result from the operations of the property and its eventual sale. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, it is written down to its estimated fair value.

The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The General Partners believe that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of March 31, 1997.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)


Note 2 - Property and Equipment

The components of property and equipment are as follows:

                                              March 31,       December 31,
                                                1997             1996
                                             -----------      -----------
Land                                         $ 6,445,794      $ 6,445,794
Buildings and improvements                    14,935,875       14,649,550
                                             -----------      -----------
                                              21,381,669       21,095,344
Less: Accumulated depreciation                (2,665,984)      (2,564,790)
                                             -----------      -----------
                                             $18,715,685      $18,530,554
                                             ===========      ===========

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at March 31, 1997 and December 31, 1996. However, the carrying value of certain properties may be in excess of their appraised values as of such dates.

Note 3 - Related Party Transactions

The costs and expenses incurred to related parties for the three months ended March 31, 1997 and 1996 were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          1997         1996
                                                        ---------------------
Expense reimbursement (a)                               $ 18,141      $ 9,111
Property management fees (b)                              25,709       25,255
Leasing costs (c)                                            592          348
Insurance services (d)                                     2,214        1,430
                                                         -------      -------
                                                         $46,656      $36,144
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

(b) The Partnership's three properties are being managed by RCC Property Advisors, Inc. (the "Property Manager"), an affiliate of the Related General Partner.

(c) Leasing costs, representing travel and other reimbursable expenses incurred are paid to the Property Manager in connection with the lease-up of vacant space and lease renewals. In addition, capitalized leasing commissions paid to the Property Manager for the three months ended March 31, 1997 and the year ended December 31, 1996 were $7,000 and $141,000 respectively.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 3 - Related Party Transactions (continued)

(d) Four of the officers of the Related General Partner have ownership interest in Multi-Family Program Inc., a company which has provided insurance services for the properties.

The distributions earned by the General Partners for the three months ended March 31, 1997 and 1996 were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          1997         1996
                                                        ---------------------

Special Distributions                                   $ 27,518     $ 27,518
Regular Distributions of Adjusted Cash from Operations     4,745        4,745
                                                        --------     --------
                                                        $ 32,263     $ 32,263
                                                        ========     ========

As of March 31, 1997, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 1,980 BUC$.

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

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 4 - Contingencies (continued)

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

Under the proposed Reorganization plan, the BUC$holders of the Partnership and Summit Insured Equity L.P., Summit Preferred Equity L.P. and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of the sum of the aggregate annual fees currently payable to both General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

In connection with the proposed Related Settlement and Reorganization, on December 19, 1996 PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Partnership by the Court.

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

There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor as to the time frame in which a closing may occur. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 5 - Subsequent Event

In May 1997, a distribution of $232,502 was paid to the BUC$holders and $32,263 to the General Partners (in payment of their 2% interest and special distributions) from cash flow from operations for the quarter ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary source of funds continues to be the cash flow from operations of three shopping centers.

During the three months ended March 31, 1997, cash and cash equivalents decreased approximately $257,000 primarily due to capital expenditures ($286,000), leasing commissions ($14,000), principal repayments on notes payable ($16,000), and distributions to partners ($265,000), which exceeded cash flows from operations ($324,000). Included in the adjustments to reconcile the net income to cash flows from operations is depreciation and amortization in the amount of approximately $150,000.

During May 1997, the Partnership paid a distribution from adjusted cash flow from operations of $232,502 to the BUC$holders of record for the quarter ended March 31, 1997. Also during May 1997, the General Partners received $32,263 in payment of their regular and special distributions from cash flow from operations for the quarter ended March 31, 1997.

In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Partnership continues to receive rental revenue from the vacated tenant pursuant to the terms of the lease and both the tenant and the Partnership are actively pursuing potential sub-tenants or replacement tenants. As of May 7, 1997, this space has not been re-leased.

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

Future liquidity is expected to result from cash generated from the operations of the properties, interest earned on funds invested in short-term money market instruments and ultimately through the sale or refinancing of the properties. The Partnership anticipates that cash generated from operations will be sufficient to fund in future years the Partnership's operating expenditures, debt service, future tenant and capital improvements and distributions.

For a discussion of the proposed settlement of the Class Action relating to the Partnership, see Note 4 to the financial statements.

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

Results of Operations

Net income decreased by approximately $87,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 for the reasons described below.

Revenues for the three months ended March 31, 1997 consisted primarily of the results of the Partnership's investment in the three shopping centers. Rental income decreased approximately 1% or $4,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to decreases in occupancy at Applewood Centre and Mountain Park Plaza.

Recovery of common area maintenance charges increased approximately $11,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to underaccrual of such charges in 1996.

General and administrative expenses increased approximately $20,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an increase in legal expenses.

General and administrative-related parties expenses increased approximately $11,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an underaccrual of expense reimbursements to the General Partners and their affiliates in 1996.

Operating expenses increased approximately $4,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an increase in utilities at Rolling Hills Square and Mountain Park.

Repairs and maintenance increased approximately $83,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to parking lot repairs at Rolling Hills Square, a portion of which is expected to be recovered through common area maintenance charges in subsequent quarters.

Interest expense decreased approximately $6,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an interest rate reduction which resulted from the refinancing of a loan in July 1996.

Bad debt expense decreased approximately $30,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to a decrease in reserves at Applewood Centre and Mountain Park Plaza.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - This information is incorporated by reference to
Note 4 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

           Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                27  Financial Data Schedule (filed herewith).


           (b)  Report on Form 8-K

       Current Report on Form 8-K dated December 31, 1996, was filed on January 10, 1997 relating to a preliminary approval order with respect to the settlement of current class action litigation.

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


                          SUMMIT INSURED EQUITY L.P. II



                               By:  RIDC II, L.P.
                                    General Partner



                               By: RELATED INSURED EQUITY ASSOCIATES II, INC. General Partner



Date:  May 14, 1997                 By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Vice President
                                        (Principal Financial Officer)



Date:  May 14, 1997                 By: /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo
                                        Treasurer
                                        (Principal Accounting Officer)



                               By:  PRUDENTIAL-BACHE PROPERTIES, INC.
                                    General Partner



Date:  May 14, 1997                 By: /s/ Eugene D. Burak
                                        -------------------
                                        Eugene D. Burak
                                        Vice President