Form 10-Q
period 1997-06-30
SUMMIT INSURED EQUITY L P II
filed 1997-08-14
CIK 820590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_ X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                                       ============    =============
                                                          June 30,      December 31,
                                                            1997            1996
                                                       ------------    ------------
ASSETS
Property and equipment, net of accumulated
   depreciation of $2,777,415 and $2,564,790,
   respectively (Note 2)                               $ 18,610,954    $ 18,530,554
Cash and cash equivalents                                 1,051,810       1,517,177
Accounts receivable-tenants, net of allowance for
   doubtful accounts of $114,000 and $8,000,
   respectively                                             202,216         199,988
Deferred insurance costs, net of accumulated
   amortization of $997,207 and $922,416,
   respectively                                             498,604         573,395
Deferred loan costs, net of accumulated amortization
   of $6,263 and $42,713, respectively                       27,896          31,312
Deferred leasing commissions, net of accumulated
   amortization of $89,453 and $68,525, respectively        201,283         178,766
Other assets                                                 29,104          49,067
                                                       ------------    ------------
   Total Assets                                        $ 20,621,867    $ 21,080,259
                                                       ============    ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Note payable                                        $  1,341,052    $  1,373,675
   Accrued real estate taxes                                183,063         143,186
   Due to General Partners and affiliates                   191,115         154,701
   Accounts payable and other liabilities                   169,270         166,258
                                                       ------------    ------------
   Total Liabilities                                      1,884,500       1,837,820
                                                       ------------    ------------
Contingencies (Note 4)
Partners' Capital (Deficit):
   Limited Partners (1,005,623 BUC$
      issued and outstanding)                            18,823,963      19,318,933
   General Partners                                         (86,596)        (76,494)
                                                       ------------    ------------
   Total Partners' Capital                               18,737,367      19,242,439
                                                       ------------    ------------
   Total Liabilities and Partners' Capital             $ 20,621,867    $ 21,080,259
                                                       ============    ============

                        See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                            Statements of Operations
                                   (Unaudited)

                                    =========================    ==========================
                                         Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                    -------------------------    --------------------------
                                         1997          1996          1997          1996
                                    -------------------------    --------------------------
Revenues:

   Rental income                    $   440,050    $   470,829   $   898,623    $   933,336
   Recovery of common area
      maintenance charges                60,864         49,726       121,728         99,453
   Real estate tax reimbursements        69,644         73,728       139,288        147,456
   Interest income                        6,247          6,907        14,137         13,634
   Other                                  2,606          1,938         3,391          3,189
                                    -----------    -----------   -----------    -----------

      Total revenues                    579,411        603,128     1,177,167      1,197,068
                                    -----------    -----------   -----------    -----------

Expenses:

   General and administrative            55,106         40,097        86,973         52,080
   General and administrative-
      related parties (Note 3)           46,906         64,018        93,562        100,162
   Operating                              8,221          8,130        20,601         16,672
   Repairs and maintenance              154,075         51,634       279,575         94,621
   Real estate taxes                     92,622         89,379       185,244        178,758
   Insurance                             10,710         11,821        21,421         23,642
   Interest                              23,666         31,185        47,619         60,674
   Bad debt                              88,440          9,016       105,956         56,974
   Depreciation and amortization        162,205        144,213       311,760        285,786
                                    -----------    -----------   -----------    -----------

      Total expenses                    641,951        449,493     1,152,711        869,369
                                    -----------    -----------   -----------    -----------

Net Income (Loss)                   $   (62,540)   $   153,635   $    24,456    $   327,699
                                    ===========    ===========   ===========    ===========

Allocation of Net Income (Loss):

   Limited Partners                 $   (88,256)   $   123,595   $   (29,968)   $   267,210
                                    ===========    ===========   ===========    ===========

   General Partners                 $    (1,802)   $     2,522   $      (612)   $     5,453
                                    ===========    ===========   ===========    ===========

   Special Distributions to
      General Partners              $    27,518    $    27,518   $    55,036    $    55,036
                                    ===========    ===========   ===========    ===========

Net Income (Loss) per BUC           $      (.09)   $       .12   $      (.03)   $       .26
                                    ===========    ===========   ===========    ===========


                        See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
               Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                      ====================================================
                                                           Limited              General
                                        Total              Partners             Partners
                                      ----------------------------------------------------

Partners' capital (deficit) -
    January 1, 1997                   $19,242,439          $19,318,933         $  (76,494)
Net income (loss)                          24,456              (29,968)            54,424
Distributions                            (529,528)            (465,002)           (64,526)
                                      -----------          -----------         ----------
Partners' capital (deficit) -
    June 30, 1997                     $18,737,367          $18,823,963         $  (86,596)
                                      ===========          ===========         ==========



                        See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                            Statements of Cash Flows
                                   (Unaudited)
                                                         ==========================
                                                              Six Months Ended
                                                                  June 30,
                                                         --------------------------
                                                             1997           1996
                                                         --------------------------
Cash flows from operating activities:
Net income                                               $    24,456    $   327,699
                                                         -----------    -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                             311,760        285,786
   Increase in accounts receivable-tenants                  (108,228)       (46,181)
   Increase in allowance for doubtful accounts               106,000         54,000
   Decrease (increase) in other assets                        19,963        (23,642)
   Increase in due to General Partners and affiliates         36,414         28,326
   Increase in accrued real estate taxes                      39,877         30,004
   Increase in accounts payable and other  liabilities         3,012          6,157
                                                         -----------    -----------
   Total adjustments                                         408,798        334,450
                                                         -----------    -----------
   Net cash provided by operating activities                 433,254        662,149
                                                         -----------    -----------

Cash flows from investing activities:
   Improvements to property and equipment                   (293,025)       (75,558)
   Leasing commissions paid                                  (43,445)       (60,567)
                                                         -----------    -----------
   Net cash used in investing activities                    (336,470)      (136,125)
                                                         -----------    -----------

Cash flows from financing activities:
   Increase in deferred loan costs                                 0        (39,247)
   Principal repayments on note payable                      (32,623)        (5,405)
   Distributions paid                                       (529,528)      (529,426)
                                                         -----------    -----------
   Net cash used in financing activities                    (562,151)      (574,078)
                                                         -----------    -----------

Net decrease in cash and cash equivalents                   (465,367)       (48,054)

Cash and cash equivalents at beginning of period           1,517,177      1,729,819
                                                         -----------    -----------

Cash and cash equivalents at end of period               $ 1,051,810    $ 1,681,765
                                                         ===========    ===========

Supplemental information:

   Interest paid                                         $    47,810    $    60,674
                                                         ===========    ===========

                        See notes to financial statements

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The General Partners believe that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of June 30, 1997.

Certain reclassifications have been made to prior year amounts to conform with current year's presentation.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Property and Equipment

The components of property and equipment are as follows:

                                                 June 30,           December 31,
                                                   1997                1996
                                               ------------        ------------

Land                                           $  6,445,794        $  6,445,794
Buildings and improvements                       14,942,575          14,649,550
                                               ------------        ------------
                                                 21,388,369          21,095,344
Less: Accumulated depreciation                   (2,777,415)         (2,564,790)
                                               ------------        ------------
                                               $ 18,610,954        $ 18,530,554
                                               ============        ============

Amounts estimated to be recoverable from future operations and ultimate sales were greater than the carrying value of each property owned at June 30, 1997 and December 31, 1996. However, the carrying value of certain properties may be in excess of their appraised values as of such dates.

Note 3 - Related Party Transactions

The costs and expenses incurred to related parties for the three and six months ended June 30, 1997 and 1996 were as follows:

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       -------------------   -------------------

Expense reimbursement (a)              $ 21,318   $ 35,296   $ 39,459   $ 44,407
Property management fees (b)             22,885     26,473     48,594     51,728
Leasing costs (c)                           489        819      1,081      1,167
Insurance services (d)                    2,214      1,430      4,428      2,860
                                       --------   --------   --------   --------
                                       $ 46,906   $ 64,018   $ 93,562   $100,162
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

(c) Leasing costs, representing travel and other reimbursable expenses incurred are paid to the Property Manager in connection with the lease-up of vacant space and lease renewals. In addition, capitalized leasing commissions paid to the Property Manager for the six months ended June 30, 1997 and the year ended December 31, 1996 were $22,000 and $141,000, respectively.

(d) Four of the officers of the Related General Partner have ownership interest in Multi-Family Program Inc., a company which has provided insurance services for the properties.

                          SUMMIT INSURED EQUITY L.P. II
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 3 - Related Party Transactions (continued)

The distributions earned by the General Partners for the three and six months ended June 30, 1997 and 1996 were as follows:

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           -----------------   -----------------
                                            1997      1996      1997      1996
                                           -----------------   -----------------

Special Distributions                      $27,518   $27,518   $55,036   $55,036
Regular Distributions of Adjusted
   Cash from Operations                      4,745     4,745     9,490     9,490
                                           -------   -------   -------   -------
                                           $32,263   $32,263   $64,526   $64,526
                                           =======   =======   =======   =======

As of June 30, 1997, Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 1,980 BUC$.

Note 4 - Contingencies

Previous quarterly and annual reports by the Partnership have disclosed the commencement and status of the putative class action captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. , (CV-93-654) (D.Az.). This putative class action was transferred, along with certain other cases, by the Judicial Panel on Multidistrict Litigation to a single judge of the United States
District Court for the Southern District of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered, in December 1996, into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement describing in detail the transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the solicitation statement and class notice were mailed to BUC$holders of the Partnership.

There can be no assurance that the conditions to the closing of the proposed Related Settlement and the reorganization of the Partnership (as disclosed in previous quarterly and annual reports and in the solicitation statement and class notice) will be satisfied nor as to the time frame as to which the closing may occur. In the event that the Related Settlement is not consummated, the Related General Partner believes it has meritorious defenses to the Class Action and intends to defend this action vigorously.

Note 5 - Subsequent Event

In August 1997, a distribution of $232,501 and $32,263 was paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership's primary source of funds continues to be the cash flow from operations of three shopping centers.

During the six months ended June 30, 1997, cash and cash equivalents decreased approximately $465,000 due to improvements to property and equipment ($293,000), leasing commissions paid ($43,000), principal repayments on note payable ($33,000) and distributions to partners ($529,000) which exceeded cash flow from operations ($433,000). Included in the adjustments to reconcile the net income to cash flow from operations is depreciation and amortization in the amount of approximately $312,000.

During August 1997, the Partnership paid a distribution from adjusted cash flow from operations and previously undistributed cash of $232,501 to the BUC$holders of record for the quarter ended June 30, 1997. Also during August 1997, the General Partners received $32,263 in payment of their regular and special distributions from cash flow from operations and previously undistributed cash for the quarter ended June 30, 1997.

In July 1994, A&P closed its store in the Mountain Park Plaza Shopping Center due to reduced sales and increased competition. The Partnership continues to receive rental revenue from the vacated tenant pursuant to the terms of the lease and both the tenant and the Partnership are actively pursuing potential sub-tenants or replacement tenants. As of August 7, 1997, this space has not been re-leased.

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

Results of Operations

Net income decreased by approximately $216,000 and $303,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 for the reasons described below.

Revenues for the three and six months ended June 30, 1997 consisted primarily of the results of the Partnership's investment in the three shopping centers. Rental income decreased approximately 7% and 4%, or $31,000 and $35,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to decreases in rental rates relating to certain tenants at Applewood Centre and Mountain Park Plaza.

Recovery of common area maintenance charges increased approximately $11,000 and $22,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to the underaccrual of such charges in 1996.

General and administrative expenses increased approximately $15,000 and $35,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to an increase in legal expenses.

General and administrative-related parties expenses decreased approximately $17,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to an underaccrual of expense reimbursements to the General Partners and their affiliates at March 31, 1996 which was adjusted in the second quarter of 1996.

Operating expenses increased approximately $4,000 for the six months ended June 30, 1997 as compared to 1996 primarily due to small increases in utilities at Rolling Hills Square and Mountain Park Plaza.

Repairs and maintenance increased approximately $102,000 and $185,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to parking lot repairs at Rolling Hills Square, a portion of which is expected to be recovered through common area maintenance charges in subsequent quarters and roof repairs and painting at Mountain Park Plaza.

Interest expense decreased approximately $8,000 and $13,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to an interest rate reduction which resulted from the refinancing of a loan in July 1996.

Bad debt expense increased approximately $79,000 and $49,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to an increase in reserves at Rolling Hills Square and Mountain Park Plaza. The increase for the three months was partially offset by a decrease in reserves in the first quarter of 1997 at Applewood Centre and Mountain Park Plaza.

Depreciation and amortization increased approximately $18,000 and $26,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to additional capital improvements to property and equipment and leasing commissions in 1997 and 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal  Proceedings - This  information is  incorporated  by reference to
Note 4 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

        Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc., effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

        Solicitation information was mailed to BUC$holders in connection with the proposed Related Settlement (see Note 4 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report).

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


                          SUMMIT INSURED EQUITY L.P. II



                                By:   RIDC II, L.P.
                                      ------------------------------------------
                                      General Partner



                                By:   RELATED INSURED EQUITY ASSOCIATES II, INC.
                                      ------------------------------------------
                                      General Partner



Date:  August 13, 1997                By:  /s/ Alan P. Hirmes
                                           -------------------------------------
                                           Alan P. Hirmes
                                           Vice President
                                           (Principal Financial Officer)



Date:  August 13, 1997                By:  /s/ Richard A. Palermo
                                           -------------------------------------
                                           Richard A. Palermo
                                           Treasurer
                                           (Principal Accounting Officer)



                                By:   PRUDENTIAL-BACHE PROPERTIES, INC.
                                      ------------------------------------------
                                      General Partner



Date:  August 13, 1997                By:  /s/ Eugene D. Burak
                                           -------------------------------------
                                           Eugene D. Burak
                                           Vice President